Form 10-K
period 2006-12-31
Meruelo Maddux Properties, Inc.
filed 2007-04-02
CIK 1375083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-33262

MERUELO MADDUX PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5398955
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

761 Terminal Street, Building 1, Second Floor, Los Angeles, California	90021
(Address of principal executive offices)	(Zip Code)

(213) 291-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter: Not applicable; the registrant’s common stock did not begin trading on the Nasdaq Global Market until January 25, 2007.

Number of the registrant’s common stock outstanding as of March 15, 2007: 85,792,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MERUELO MADDUX PROPERTIES, INC.

Forward-Looking Statements

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we include this statement for purposes of complying with these safe harbor provisions.

Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

•	our business and investment strategy;

•	our projected results of operations;

•	completion of any pending acquisitions, including our successful acquisition of properties subject to build-to-suit contracts, executory purchase contracts in litigation or purchase options;

•	our ability to use the proceeds of our offering effectively and manage our anticipated growth;

•	our proposed development and redevelopment of our projects and our uses of projects after such development or redevelopment;

•	our ability to obtain land use entitlements;

•	our ability to obtain future financing arrangements;

•	our statements relating to future dividends;

•	our understanding of our competition and our ability to compete effectively;

•	market and industry trends in the United States;

•	projected capital and operating expenditures (including projected redevelopment costs);

•	state of the real estate industry, particularly with respect to commercial, residential and mixed-use projects;

•	availability and creditworthiness of current and prospective tenants;

•	interest rates; and

•	lease rates and terms.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•

the factors referenced in this report, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	general volatility of the capital markets;

•	changes in our business and investment strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	perception of the commercial and residential subsegments of the real estate industry;

•	changes in supply and demand dynamics within the commercial and residential subsegments of the real estate industry;

•	availability of purchasers of our projects;

•	change in costs associated with development or redevelopment and repositioning of projects;

•	changes in interest rates;

•	changes in applicable laws and regulations (including land use entitlement processes);

•	changes in political climates that may affect our proposed development and redevelopment projects;

•	state of the general economy and the greater Los Angeles economy in which our projects are located; and

•	the degree and nature of our competition.

We cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not intend and disclaim any duty or obligation to update or revise any industry information or forward-looking statements set forth in this report to reflect new information, future events or otherwise.

Market Data

Market and industry data and forecasts used in this report have been obtained from independent industry sources and from research reports prepared for other purposes. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and uncertainties as other forward-looking statements in this report.

PART I

Item 1.	Business

In this report, unless the context suggests otherwise, references to “our company,” “we,” “us” and “our” mean Meruelo Maddux Properties, Inc. and its subsidiaries.

When we refer to “urban infill,” we mean development of vacant land or redevelopment of underused structures in built-up areas that have infrastructure and other public services in place. When we refer to “stabilized properties,” we mean completed development or redevelopment projects that have consistently commanded market-rate rents and occupancies.

The historical operations described in this report refer to the historical operations of Meruelo Maddux Properties, Inc., entities contributed to Meruelo Maddux Properties, Inc. and certain of their affiliates and predecessor entities, which we refer to collectively as our predecessor business throughout this report. We have generally described our operations in this report as if the historical operations of our predecessor business were conducted by us.

Overview

We are a self-managed, full-service real estate company that develops, redevelops and owns commercial and residential properties located in downtown Los Angeles and other densely populated urban areas in California that are undergoing demographic or economic changes. We own, lease with rights to purchase and have rights to acquire interests in 34 development and redevelopment projects and 20 projects that have been developed, which we collectively refer to as our projects.

We are an evolving and experienced real estate company in the Los Angeles market. Including our predecessor business, we have invested more than $700 million in real estate since 1987, primarily in downtown Los Angeles. We employ specialists in urban site identification, land planning, design development, architecture, construction oversight, financial underwriting, real estate law and property management. Our employees have close working relationships with local and national lending institutions, local government officials and community and labor leaders and are active in the real estate financial and brokerage community in Los Angeles. We have substantial experience in assembling numerous small land parcels, expediting land development approvals and in project design, construction and management.

We focus on properties that have alternate, more profitable uses achievable through major renovation, redevelopment or development. We are involved in a wide range of project types, including food industry, wholesale market, small tenant industrial and residential properties. These projects are predominantly located in a densely urban, multi-ethnic environment, involve numerous local entitlement, property assemblage and physical challenges and are opportunities frequently overlooked by mainstream institutional investors and developers. We believe we can earn higher risk-adjusted returns on the redevelopment of re-emerging urban markets than on initial development in emerging suburban markets.

We are committed to socially responsible investment. Real estate development activity in California historically has been centered around the periphery of established population areas, which has resulted in suburban sprawl and exacerbated economic, social and transportation problems and provoked resistance from businesses, residents and governments. “Smart Growth” and “Transit Oriented Development” are emerging categories of development that feature urban infill projects that meet the demands of urban communities. The advantages of Smart Growth projects include utilizing or upgrading existing infrastructure instead of creating new infrastructure, as well as reducing automobile reliance by locating businesses, customers and employees closer to each other and to existing public transit systems. We pursue Smart Growth projects, Transit Oriented Development and similar projects that have both economic and social benefits.

Most of our projects are located in or around the downtown area of Los Angeles, and all of our projects are in Southern California. Downtown Los Angeles is commonly defined as an area of approximately 350 city blocks, or approximately 2,500 acres, ringed by the U.S. Highway 101/ Santa Ana Freeway on the north, the Los Angeles River on the east, U.S. Interstate 10/Santa Monica Freeway to the south and the State Highway 110/Pasadena Freeway to the west. Downtown Los Angeles has attracted more than $11.8 billion in new construction investment from 2000 through the second quarter of 2006, according to the Los Angeles Downtown Center Business Improvement District. With approximately 80 acres of land in downtown Los Angeles owned or controlled through executory purchase and sale agreements or options to purchase, we believe we are the largest non-government landowner in downtown Los Angeles. By comparison, a 27-block area in the financial district of downtown Los Angeles, often referred to as Bunker Hill, which contains the bulk of downtown’s class A high-rise office buildings, major hotels and retail properties, is situated on approximately 143 acres.

Incidental to our ownership of one of our projects, we own and operate a cold storage business in an approximately 85,799 square foot facility.

We organized our company as a taxable corporation and believe that we have greater operating flexibility than that of our competitors that are organized as real estate investment trusts, or REITs. We, however, operate our business and own our assets through an operating partnership and therefore have the same ability that a REIT structured as an umbrella partnership REIT, or UPREIT, has to acquire properties by issuing common units of the operating partnership as consideration. This structure may allow a property owner to defer recognizing taxable gain upon our acquisition of the property from the owner. Because we are a domestic taxable corporation, our dividends will be subject to maximum federal tax rate of 15.0% for U.S. individuals who satisfy certain requirements.

Recent Developments

On January 30, 2007, we consummated our initial public offering (our “IPO”) and sold 40,000,000 shares of our common stock to the public. Approximately 3,000,000 shares of the common stock were sold directly by us to our Chief Executive Officer and Chairman of our Board of Directors, Mr. Meruelo. Concurrently with our IPO, we effected a series of transactions, which we refer to as our “formation transactions,” pursuant to which we acquired our initial projects. On February 14, 2007, we issued 275,207 shares to affiliates of Messrs. Meruelo and Maddux that we had a contingent obligation to issue (we have a remaining contingent obligation to issue up to 2,261,388 shares), and the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock. Including the over-allotment option exercise, we raised approximately $425.7 million in proceeds in our IPO, after the underwriting discount but before expenses related to the IPO.

As of March 15, 2007, we had used an aggregate of approximately $309.6 million of the proceeds of our IPO, including proceeds from the over-allotment option exercise on February 14, 2007, as follows:

•

approximately $184.2 million to pay all principal and interest outstanding under the revolving credit facility in the principal amount provided to our predecessor business by the The State of California Public Employees’ Retirement System (“CalPERS”);

•	approximately $91.5 million to retire mortgage debt instruments secured by certain of the projects we acquired in our formation transactions;

•

approximately $2.8 million to fund the cash portion of the contribution value of the entities owning our projects, which cash is approximately equal to the taxes the contributors and their owners will owe as a result of the formation transactions and the cash payment itself and which cash reduced the number of shares of common stock the contributors would have otherwise received in the formation transactions;

•	approximately $4.6 million to retire a note held by Mr. Meruelo who had advanced funds to our predecessor business for development activities;

•

approximately $16.9 million ($11.5 million net of loan proceeds) to fund the cash portion of the purchase price for interests in certain of our projects subject to pending purchase and sale contracts we indirectly assumed (certain other projects remain subject to pending purchase and sale contracts or other purchase rights we indirectly assumed);

•	approximately $6.4 million to pay expenses related to the offering; and

•	approximately $8.6 million for working capital purposes, including funding the costs of redeveloping our portfolio.

In addition, in connection with our IPO, we paid the entire balance of and terminated the CalPERS credit facility. We also elected not to enter into a $100.0 million senior secured revolving credit facility offered to us by KeyBank National Association, one of the underwriters of our IPO. We are, however, in discussion to obtain more cost-effective financing alternatives with less restrictive debt covenants.

Since our IPO through March 15, 2007, we acquired three of our projects that were subject to purchase contracts we assumed pursuant to our formation transactions and subsequently entered into two new property purchase contracts totaling $26.5 million.

History of our Company and our Management Team

Through our predecessor business, we have been investing in urban real estate since 1972, when Cuban immigrants Homero and Belinda Meruelo purchased their first commercial building in downtown Los Angeles. Our current management team is led by our co-founders Richard Meruelo, who serves as our Chief Executive Officer and Chairman of our Board of Directors and who is the son of Homero and Belinda Meruelo, and John Charles Maddux, who serves as our President and Chief Operating Officer and a member of our Board of Directors. Each has more than 20 years of experience in identifying, acquiring, entitling, financing, developing and redeveloping urban real estate. They have worked together since 1987.

Our executive officers have been involved in more than $22.7 billion of real estate financing transactions and the acquisition, development, redevelopment or disposition of more than $13.2 billion in commercial, retail, multifamily and residential properties. A significant portion of these transactions and properties were in Southern California.

Our Strategies

Our business is focused on real estate development and redevelopment. A substantial majority of our properties are not stabilized. Our strategy has three primary components: investment, value creation and operations.

Our Investment Strategy

We invest in sub-markets that are undergoing demographic, structural or economic change; where a significant portion of the properties and participants are historically of a non-institutional nature; where the buildings are predominantly obsolete or no longer relevant to the submarket’s changing profile; where we have established strong working relationships with the city planners, community redevelopment agencies and local political organizations; and are located near the existing transportation network, particularly public transportation systems.

Our Value Creation Strategies

Aggregate Separate Parcels and Acquire Controlling Locations in Developing Neighborhoods. In our markets, large, contiguous development properties are infrequently for sale and, when available, sell for prices that often reflect their potential value. We seek to acquire smaller, separate real estate parcels over time with a view toward aggregating those smaller parcels into one property that can accommodate a larger-scale development project. To acquire the individual parcels and reduce our holding costs, we sometimes purchase an option contract or sign a long-term purchase agreement that gives us the right to acquire the land at a specific price on or before some future date. We may also acquire a strategically sized or configured parcel in a city block that would be instrumental in any material redevelopment of the block, thereby deterring any substantial competing development and creating an incentive for owners of adjacent parcels to sell.

Focus on the Property Needs of Specific Industries and Premium Space Users. We seek to achieve rent premiums by meeting the property needs of “premium space users” such as cold storage, food processing and food distribution companies, whose critical business functions depend on the location, zoning, tenant improvements or utilities of the leased space and whose needs frequently coincide with urban environments. The ability to provide premium space users with facilities and services that maximize their operating profits may allow a landlord to minimize leasing risk and charge rents that, net of costs incurred to provide such facilities and services, exceed rents for space users that are relatively indifferent to location or amenities. We will continue to identify premium space users in our markets and work to understand and fulfill their evolving requirements.

Focus on Sub-Markets that are Transitioning from Large to Small Tenants. We acquire, modernize and subdivide large, older single-tenant industrial and mixed-use buildings. In many urban marketplaces, large manufacturers and distributors have relocated their businesses, often vacating such buildings for overseas or suburban locations. Taking their place are small emerging businesses and established companies that are de-centralizing their operations. We are experienced in transforming large, single-tenant buildings into workplaces for many small tenants by re-using a large portion of the existing facility and creatively subdividing the space at a relatively low cost. This approach should allow us to offer competitively-priced space (as compared to rental rates for new buildings) in convenient urban locations.

Aggregate Small, Synergistic Tenants. In urban areas, the non-office tenant base contains many small businesses. Grouping similar businesses together creates a marketplace that offers convenience to product buyers and a steadier stream of prospective customers to the businesses. These advantages may increase business profits and stability and may justify a rental premium compared to stand-alone locations. We seek sub-markets where there is an active, but unorganized, critical mass of similar businesses that could benefit from aggregation. We believe this strategy should allow us to generate higher rental income from our small tenants.

Focus on Residential Development in Appropriate Locations. We intend to develop downtown residential projects on sites we own near transportation infrastructure and demand generators such as office buildings, retail stores, restaurants, and cultural and sports venues. In the last five years, housing unit demand has outpaced supply in the Los Angeles area. Since 2000, the population has increased by 645,000 people in Los Angeles County. This implies historical demand for approximately 212,000 additional housing units (based on 3.04 persons per housing unit, derived from housing and population statistics) while only 66,000 new housing units have been built. Moreover, the current downtown residential population, estimated at approximately 24,000, is expected to more than double by 2009. We believe demand for residential units in downtown Los Angeles will also grow. We believe that our residential projects will offer desirable housing and provide us with attractive returns on invested capital.

Coordinate Residential and Industrial Development in Shifting Urban Markets. Much of the downtown Los Angeles industrial space is aging or obsolete and not properly serving its industrial users. We seek properties within historically industrial districts that are located in emerging housing sub-markets. As active developers and operators of industrial/distribution space, we have greater ability to acquire such opportunities quickly and at lower industrial/distribution pricing than residential-only developers. We also seek the purchase of industrial/distribution properties in areas near downtown but not in emerging residential markets. We see opportunities to better serve industrial users we displace through residential redevelopment by providing them with more suitable space in commercial projects of ours in such near downtown areas. We believe coordinating residential and industrial development in this manner facilitates our land assemblage.

Pursue Opportunities Offered by Governmental Organizations. In the State of California, the state government, regional agencies and local community redevelopment agencies created under the California Community Redevelopment Law control a large amount of surplus property in urban areas and have substantial land use discretion. These organizations often must dispose of their surplus property in a manner that encourages socially responsible development. We believe that such organizations present some of the more compelling opportunities in California urban areas because of the size or location of the parcels they control or because the acquisition terms for such parcels may be more favorable than typical private seller terms. We believe our management’s advocacy of socially-minded solutions for urban real estate problems gives us a competitive advantage to be selected by these government organizations, thereby creating opportunities to acquire properties at attractive values.

Our Operating Strategies

Efficiently Manage the Development and Operation of Our Projects. We employ a mixture of direct management and asset management strategies. Firstly, we keep direct control over critical development functions in which we believe we have the most expertise and that require the most local knowledge, such as identification and acquisition of projects and land use entitlement. Secondly, because of the wide variety in our projects, we generally retain expert third-party general contractors to manage the construction of our projects, and we employ in-house project managers to supervise the construction management process closely. Thirdly, once a project is complete, we directly manage its operation and leasing activities, or we retain third-party sales companies in the case of for-sale projects. We will occasionally engage third-party leasing agents when they have superior tenant relationships or knowledge of the sub-markets in which our projects are located.

Seek Interim Revenues from Properties. The public approval process for certain projects may last two years or longer. During the assemblage or approval process, we may choose to maintain any improvements on the properties, with the ability to terminate leases promptly or relocate tenants when we obtain the final assemblage piece or approvals. We accomplish this by converting long-term leases to month-to-month leases, seeking additional interim income from conventional sources, such as surface parking, or from unconventional sources such as temporarily licensing space to entertainment companies for on-location filming. In addition, because we have a roster of month-to-month tenants who have shown a willingness to relocate at our discretion, we have the flexibility to generate interim revenues by relocating tenants from a property commencing redevelopment construction to another that is not currently being redeveloped.

Sell or Recapitalize our Projects to Realize Value. We expect to dispose of or recapitalize many of our projects from time to time once they reach what we believe to be their maximum near-term value and redeploy some or all of our equity and profits into other real estate investments that we believe have a greater long-term potential for economic appreciation. We believe that we will maximize our risk-adjusted returns with a policy of selling some of our completed projects to realize capital appreciation and reinvesting the net proceeds in new redevelopment projects, rather than redeveloping and retaining a project to realize increased rents over a long period.

Our Underwriting Process

In considering whether to acquire an available property, we first examine the property’s current use and market value based on historical income from operations, revenue and expense trends and likely future profitability within its current use. We then undertake an extensive due diligence review and analyze current demand generators and the property’s competitive position. As applicable, we review the property’s current tenants and leases.

Because we are foremost a redeveloper and focus on creating value through converting real estate to different uses, we critically examine possible uses of each potential property. In addition to the net financial value of the new property use, our financial models of these potential properties consider projected returns to stockholders that reflect the risk discounts and timelines that take into account the factors described below. Key factors in our investment decision include compatibility of the future use with the general plan, zoning and planning laws, regulations and policies of the municipality, including current zoning; an estimate of our ability and the time needed to obtain necessary entitlement; local political support or opposition to the proposed use; whether we own or control adjacent parcels; whether we have the ability to relocate current tenants to other projects in our portfolio; the profile and availability of anticipated future tenants or purchasers; and trends in the property’s neighborhood, including ongoing or proposed redevelopment projects and expected shifts in demographics and demand generators.

As we evaluate potential residential developments, we underwrite such property on a for-rent and on a for-sale basis. We decide to sell or rent the units in a residential development based on market factors at the time and based on which strategy will maximize the return to the company.

Competition

We compete with other public and private real estate companies (including REITs), public and private investment firms, private real estate investors and lenders in acquiring and developing properties. Many of these entities have greater resources than us or other competitive advantages. We also face significant competition in leasing or subleasing available properties to prospective tenants and in re-leasing space to existing tenants.

Principal factors of competition in our primary business of owning, acquiring and leasing properties are the quality and nature of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and reputation of an owner and operator of quality properties in the relevant market. Each of our projects is subject to significant competition from other properties in the same general area. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Insurance

Our projects are covered by comprehensive liability, casualty, flood and rental loss insurance. We believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice, and that our projects will be covered adequately by insurance. Because it is expensive and not customary in the market, we do not have earthquake or terrorism coverage for our projects. However, future lenders may require that we obtain insurance to cover losses caused by terrorism and earthquakes.

Employees

We employed 91 full-time employees as of March 15, 2007. We believe that our relations with our employees are good.

Additional Information

We have made available copies of the charters of the committees of our board of directors, our code of ethics and conduct, our corporate governance guidelines, our whistleblower policy and any materials we file with the SEC on our website at www.meruelomaddux.com. Copies of these documents are available in print to any stockholder who requests them. Requests should be sent to Meruelo Maddux Properties, Inc., 761 Terminal Street, Building 1, Second Floor, Los Angeles, California, Attention: Corporate Secretary.

All reports filed with the Securities and Exchange Commission may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors

Investment in our common stock involves significant risks. Before making an investment decision, you should carefully consider the following risk factors in addition to the other information contained in this report. If any of the risks discussed in this report occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to happen, the price of our common stock could decline significantly, and you could lose all or part of your investment. The risk factors set forth below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us, or not identified below, may also materially affect our business, financial condition, liquidity and results of operations. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements.”

Risks Related to Our Business and Our Projects

Our Markets

Almost all of our projects are in the greater metropolitan Los Angeles area and depend upon the Southern California economy, which exposes us to more concentrated risk than if our projects were in several geographic regions.

Almost all of our projects are located in the greater metropolitan Los Angeles area, and a substantial majority of them are in downtown Los Angeles or nearby areas, which exposes us to more concentrated economic risks than if we owned projects in several geographic regions. Therefore, economic and other events that adversely affect this narrow geographic region will have a direct negative effect on our business and operations. We are susceptible to adverse developments in the Southern California region, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist attacks, earthquakes and other natural disasters, infrastructure quality issues, California state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors. We are also susceptible to adverse developments in the local industrial, commercial and residential real estate market, such as oversupply of or reduced demand for such space. The California economy, in comparison to other parts of the country, is negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, manufacturing, high technology and defense industries and in Pacific Rim trading activities. Any adverse developments in the economy or real estate market in Los Angeles or Southern California in general would adversely affect us. We cannot assure you of the continued growth of the Southern California economy or the national economy or our future growth rate.

Changing market conditions, especially in the greater metropolitan Los Angeles area may adversely impact our ability to sell or rent residential units at expected prices or rents, or at all.

There will be a significant amount of time before we can develop our residential projects and offer units available for sale or rent. The market of rental value of a unit in a proposed residential project can vary significantly during this time due to changing market conditions. Prices of residential units and sales and rental activities in the Los Angeles market will have a large impact on our profitability because we conduct substantially all of our business in this market. These prices or rents could decline from time to time for market-specific reasons, including adverse economic conditions due to, among other things, the failure or decline of key industries and employers affecting the local, regional or national economies. If market conditions were to deteriorate, we may need to sell or rent residential units at lower prices or rates than we anticipate, or attempt to convert any for-sale units to for-rent units, and may not be able to develop or complete projects as proposed. We may also need to take write-downs of our unit inventories and land holdings if market values decline. Recently the Los Angeles market has begun to exhibit signs of decreasing consumer demand, and sales of new and existing homes have declined. Increased rates of price appreciation may reduce the likelihood of consumers seeking to purchase new residences, which would likely harm our ability to sell units in our residential projects. If the prices of residential units or sales or rental activity decline in the key market in which we operate, our costs may not decline at all or at the same rate and, as a result, our business, results of operations and financial condition would be adversely affected.

We face competition in the Southern California market, which may decrease or prevent increases in the occupancy and rental rates of our projects, and may decrease our profitability from sales of our projects.

Our projects are located in areas that have other warehouse and industrial, commercial, residential and mixed-use projects, both developed and undeveloped, which may be more attractive to potential tenants or purchasers. Competition from other properties may adversely affect our ability to lease or sell our projects and to increase sales prices or the rentals charged on our leases. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants, and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. We also expect competition in the acquisition of existing properties and the development of new projects. This competition could increase prices for properties of the type that we would like to pursue. As a result, we may not be able, or have the opportunity, to make suitable investments on favorable terms in the future.

We compete in our markets with numerous national, regional and local residential builders. This competition with other builders could reduce the scope of our residential projects, or cause us to accept reduced margins in order to maintain sales volume at particular residential projects. Our residential projects will also compete with resales of existing used or foreclosed homes and residential units, housing speculators and available rental housing. Increased competitive conditions in the residential resale or rental market in the region where we operate could decrease demand for new residential units and increase cancellations of sales contracts in backlog.

Our Future Development Plans

The development and redevelopment of projects are highly speculative activities, and our success depends on our ability to redevelop a majority of our portfolio and develop many new projects, which may make investing in our stock riskier than investing in the stock of real estate companies that own stabilized properties occupied by tenants with long-term leases.

As a primary part of our business, we develop new projects and redevelop existing projects. We plan to develop or redevelop a substantial majority of our portfolio. Many of our projects are several years away from commencing. All of our projects are subject to national, regional and local economic changes, and localized demographic and population shifts, each of which could affect the demand for the specific types of real estate improvements we anticipate building. In addition, the financial success of each project depends on our ability to plan and execute the project and, in many cases, on our success in securing adequate capital to fund the development or redevelopment.

Before a project can generate any revenues, material expenditures must be incurred to acquire land, obtain governmental approvals and construct significant portions of project infrastructure and sales facilities. It generally may require several years for a development or redevelopment project, particularly a high-rise residential project, to achieve cumulative positive cash flow. If we are unable to develop and market our projects successfully and to generate positive cash flows from these operations in a timely manner, it will have a material adverse effect on us.

More specifically, in connection with the development of new projects and the redevelopment of existing projects, we will be subject to risks such as:

•	cyclical overbuilding;

•

cost overruns, including increases in the cost of materials because of increased global demand (particularly in the price of steel, lumber, drywall, copper and concrete, which are significant components of construction costs);

•	difficulties in obtaining or failures to obtain land use entitlements, occupancy and other government permits and authorizations;

•	delays because of a number of factors, including unforeseen circumstances;

•	changes in political views toward the proposed development, redevelopment or use;

•	governmental restrictions on the nature or size of a project;

•	strikes, labor disputes or supply disruptions, land use entitlements, permitting and other governmental approvals;

•	shortages of qualified trade workers and building materials;

•	development costs for projects not pursued to completion;

•	earthquakes, floods, mudslides, fires, bad weather and other acts of God;

•	design and construction defects and unforeseen or underestimated environmental and engineering problems;

•	contractor and subcontractor disputes and mechanics’ liens; and

•	lack of income until leasing or sale.

Any or all of these risks could have an adverse affect on our business, operations, cash flow and ability to increase values for our stockholders. Real estate companies that own stabilized, fully developed properties are substantially less affected by many of the specific risks noted above including, but not limited to, failure to obtain land use entitlements, design and development cost overruns, construction delays, and contractor and subcontractor disputes. Because these types of real estate companies are less susceptible to these risks, investing in the stock of those companies may be less risky than buying our stock.

We may be unable to generate sufficient revenue from operations to pay our operating expenses or execute our business plans.

Our predecessor business that operated our initial projects had cumulative net losses of approximately $10.0 million and $17.1 million for the years ended December 31, 2005 and 2006, respectively. As of December 31, 2006, our predecessor business had a negative working capital balance of $239.1 million. In addition, our predecessor business operated at a net profit of only $0.6 million and $0.02 million for the years ended December 31, 2004 and 2003, respectively. Thus, our liquidity is limited. We are dependent on borrowing funds for any additional capital that we require for operating our 19 completed projects, or funding development and redevelopment of our other 34 projects or acquiring those of our projects that remain subject to acquisition rights and have not yet been purchased by us. Because of our limited working capital, we cannot assure you that we will be able to develop our portfolio or pay dividends. Any continued or future downturns in our operating results and financial performance, unanticipated capital improvements to our completed projects, or substantial increases in project design or redevelopment costs for our other projects, would harm our financial condition.

If we cannot obtain additional financing, we will not be able to purchase all of our acquisition projects and our growth will be limited.

We expect to use approximately $91.2 million of the remaining net proceeds from our IPO to acquire interests in 13 of our projects that are subject to pending purchase rights (including two purchase agreements entered into after our IPO). However, after we apply the net proceeds from our offering as we indicated in the prospectus for our IPO, we will not have sufficient cash to fund the approximately $120.1 million needed to acquire the interests in five of our projects that will still be subject to purchase rights and that we do not intend to acquire until 2008. As a result, our ability to fund acquisitions, including of such remaining interests, development or other capital expenditures depends on the availability to us of additional debt or equity capital. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

Many of our redevelopment projects require municipal authorities to approve or change land use entitlements, environmental certifications pursuant to the California Environmental Quality Act and other permits to allow these projects to proceed in certain areas so that our projects comply with the land use laws in effect.

Thirty-four of our projects are proposed for redevelopment. Substantially all may require city and other governmental authorities to approve or change land use entitlements, environmental certifications pursuant to the California Environmental Quality Act and other permits to allow our projects to proceed. Land use laws are complex and the approval process is subject to delays, the discretion of individual governmental bodies and the political process. There is no guarantee that land use entitlements and other approvals needed for our projects to proceed will ultimately be approved. If we fail to obtain any required land use approvals or entitlements, it would harm our ability to complete certain redevelopment projects.

Our investment strategy depends on our ability to acquire small, adjacent parcels of land in order to aggregate the land into one larger property for redevelopment.

One aspect of our business is to acquire smaller, adjacent real estate parcels over time with a view toward later aggregating those smaller parcels into one large redevelopment project. We cannot assure you that we will be able to carryout this strategy successfully in all cases, or at all. We may be unable to acquire additional parcels adjacent to parcels we already own, or we may overpay for smaller parcels in anticipation of assembling a viable project. Acquiring less than all of the land we need for a particular redevelopment project will impair our ability to complete the project as planned. In addition, failure to acquire all the land needed for a particular project may ultimately result in our selling the parcels of land that we do own at a loss.

New developments, redevelopments and acquisitions may fail to perform as we expect.

We focus our business on the acquisition and redevelopment of commercial and residential projects. In deciding whether to acquire, develop or redevelop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected sale or resale value, or occupancy and rental rates, as applicable. If the property is unable to achieve the expected resale price, or occupancy and rental rates, as applicable, depending on our investment strategy for a particular property, it may fail to perform as we expected in analyzing our investment. When we acquire a property, we often reposition or redevelop that property with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping an acquired property may prove inaccurate. Additionally, we may acquire unimproved land properties not leased or not fully leased, and any cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is improved or more fully leased.

Our Current Operations

We are subject to high taxes levied on California real estate, and any increases in our property taxes, including through the repeal of laws that establish maximum property tax rates, could adversely affect our business.

Each of our projects is subject to real and personal property taxes. These taxes on our projects may increase as tax rates change and as the projects are assessed or reassessed by taxing authorities, and we will experience reassessments as a result of the contribution of our projects to us in connection with our IPO and formation transaction. In addition, owners of California property are subject to particularly high taxes. If property taxes increase, our business could be adversely affected. Moreover, the informational returns that we must file in connection with our formation transactions will cause a reassessment.

Voters in the State of California previously passed Proposition 13, which generally limits annual real estate tax increases to 2% of assessed value per annum. From time to time, various groups have proposed repealing Proposition 13, or providing for modifications such as a “split roll tax,” whereby commercial property, for example, would be taxed at a higher rate than residential property. Given the uncertainty, it is not possible to quantify the risk to us of a tax increase or the resulting financial impact of any increase, but any tax increase would reduce the amount of cash available for new investment or distribution to stockholders.

We may assume unknown liabilities in connection with the acquisition of properties.

We have recently acquired, and have entered into or been assigned and expect to enter into contracts to acquire, real estate that may be subject to existing liabilities, some of which may be unknown at the time we acquire the property.

Unknown liabilities might include liabilities for cleanup or remediation of environmental conditions, claims of tenants, vendors or other persons dealing with the entities prior to our acquisition of the properties (that had not been asserted or threatened prior to these acquisitions), tax liabilities and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. Our recourse with respect to such liabilities will be limited. The assumption of existing liabilities in connection with the acquisition of our properties could have a material adverse affect on our operations and our ability to develop or redevelop such properties.

We have sued the sellers of some of the projects for which we have contracts to purchase in order to enforce those contracts, and we cannot assure you that we will succeed in such litigation or that we will not need to bring additional suits against other sellers or that we will succeed in any additional litigation.

We are currently involved in one lawsuit against a seller of a project that we have under contract to acquire. We believe the seller of this project has breached its obligations under the contract to sell us the projects according to the terms of the contracts. We initiated the lawsuit and have obtained a judgment against this seller to enforce our rights to purchase the particular project, which lawsuit is on appeal. As the real estate market in Southern California remains strong, sellers may continue to breach the terms of contracts with us with the goal of selling the project to another purchaser at a higher price. To date, one project is affected by such a lawsuit, which we have under contract to purchase for a price of approximately $16.7 million. While we cannot assure you that we will prevail in any lawsuit, we intend to vigorously seek judicial enforcement of our rights to purchase this project. Our failure to prevail in this lawsuit, or any additional lawsuits we may need to bring to enforce other purchase rights, could adversely affect our ability to complete planned projects, which would have an adverse affect on our operations.

We may have to seek legal remedies to remove existing tenants from projects that we have planned for redevelopment, which would increase our investment costs, decrease our profitability for those projects and delay completion of the redevelopment.

The execution of our business strategy depends on redevelopment and repositioning of some of our existing projects. Current tenants of those projects may refuse to vacate the premises to allow the redevelopment work to commence. Some tenants may have no legal right to holdover. We take legal action where appropriate to remove holdover tenants so that our projects proceed. Any negotiations or legal action with respect to current tenants of redevelopment projects would increase our costs related to the project and delay its completion.

We may make errors in determining the creditworthiness of our current or prospective tenants.

We expect that substantially all of our leasing revenues will be derived from tenants who do not have publicly available credit ratings and that a substantial majority of our leasing revenues will be derived from tenants with very limited credit histories. For some of these tenants, we expect to analyze the tenants’ credit by reviewing available financial and other data. We may misinterpret or incorrectly analyze both publicly available credit ratings and internally generated data. These mistakes may, in part, lead us to make investments we would not have otherwise made and may ultimately result in losses on one or more of our investments. Any tenant failures to make lease payments when due or tenant bankruptcies could result in the termination of the tenant’s lease and, particularly in the case of a large tenant, in material losses to us.

We depend on tenants, and their failure to pay rent could seriously harm our business, operating results and financial condition.

Our results of operations and distributable cash flow would be adversely affected if tenants are unable to pay their rent or otherwise meet their obligations to us. In the event of default by tenants, we may experience delays and incur substantial costs in enforcing our rights as landlord. In addition, at any time, a tenant of one of our projects may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease. Upon a default, we may not be able to relet the space or to relet the space on terms that are as favorable to us as the defaulted lease. We are an accrual basis taxpayer and will have to include in income and pay tax on rent that has accrued even though it has not been paid by a tenant. In addition, phantom income tax liability could result for our company to the extent cash profits are reinvested or expended on non-deductible items such as the payment of principal on debt. The inability to depend on tenants, their default and an inability to relet the space on reasonable terms, if at all, would adversely affect our operations and our cash flows.

Our tenants may conduct activities at our projects that reduce the value of our projects.

Because we have limited control over the operations and activities of our tenants, they may conduct certain activities that damage the space they lease at one of our projects or cause a project to be viewed in a negative light. Our lease documents, our ability to control the actual activities of tenants is limited and, in the event our tenants damage our projects, we may not be able to recoup losses from them, either due to economic or contractual reasons. These activities could reduce the value of the projects in which they lease space, which could reduce the value of our investment, impair our ability to repay debt on the projects or render it more difficult for us to sell the project or re-lease the space to a different tenant, any of which would harm our operations and cash flows.

We may be unable to renew leases or find other lessees, and a majority of our portfolio’s annualized base rents are set to expire before the end of 2007.

We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. As of December 31, 2006, leases representing approximately 34.2% of the square footage of our owned projects are month-to-month leases or will expire by March 31, 2007, and an additional approximately 17.5% of the square footage of our owned projects was available for lease. In addition, leases constituting a majority of the annualized base rent from our owned projects are scheduled to expire before the end of 2007. Leases scheduled to expire before the end of 2007 and existing month-to-month leases, when taken together, constitute approximately 66.1% of our owned portfolio’s annualized base rent, or approximately $16.0 million. If we were unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the then current rates, our business may be harmed. Additionally, we may incur significant costs to renew expiring leases or lease vacant space. Any of these factors could cause a decline in our lease revenues, which could harm our profitability.

In the future, we may offer for-sale residential units and potential customers may be unwilling or unable to purchase our residential units at times when mortgage-financing costs are high.

The majority of the potential customers for units in our residential projects that may be for sale in the future will finance their purchases through third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing as a result of declining customer credit quality or other issues. During the last two years, residential mortgage rates have risen steadily. If mortgage interest rates continue to increase, the ability or willingness of prospective buyers to finance unit purchases in the future may in turn be adversely affected.

Our Company and Management

Our management had no prior experience operating a public company and therefore may have difficulty in successfully and profitably operating our business.

Our management operated our predecessor business as a private company and, until consummation of our IPO in January 2007, had no experience operating a public company. Managing a public company requires compliance with numerous laws and regulations that may not be applicable to a private company. As a result, we cannot assure you that we will be able to operate successfully as a public company or execute our business strategies as a public company. We are developing control systems and procedures to support a public company, which could significantly strain our management systems infrastructure, overhead and other resources. We may initially incur higher general and administrative expenses than our competitors that are managed by persons with experience operating a public company.

As a result of our offering, we are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

As a result of IPO, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, and will soon become subject to the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting resources and will cause us to incur significant expenses that our predecessor business did not incur as a private company. We will need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired.

We have a near-term expectation of significant growth, and we may not be able to adapt our management and operational systems to respond to this growth, including the development and integration of new projects without unanticipated significant disruption or expense.

In order to achieve desired and planned business growth, we intend to expand our development and construction and asset and property management activities significantly. With the expected growth, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to manage our growth without significant operating disruptions or unanticipated costs. As we develop additional projects, we will be subject to risks associated with managing new projects, including project design and construction, tenant retention and mortgage default. By way of example, we are currently subject to an administrative proceeding as a result of demolition activity that occurred at our Vignes Village project without a permit. As a consequence, the Los Angeles Department of Building and Safety imposed our 18-month ban on future development at that site. At the time of the demolition, we were involved in three other demolition projects, and our available managerial resources failed to oversee adequately the demolition permitting process for Vignes Village. In addition, new development and construction may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants and employees.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts and expertise of our senior executive officers to manage our day-to-day operations and strategic business direction. In addition, many of our senior executive officers have strong industry reputations, which aid us in identifying acquisition and borrowing opportunities, having such opportunities brought to us, and negotiating with tenants and sellers of properties. The loss of the services of these key personnel could diminish our relationships with lenders, existing and prospective tenants, property sellers and industry personnel and harm our business and our prospects.

We entered into an agreement with each of our senior executive officers that will provide him with benefits in the event his employment is terminated by us without cause or by him for good reason, which benefits could conflict with the best interest of our stockholders.

We entered into an agreement with each of our senior executive officers that will provide him with severance benefits if his employment is terminated by us without cause or by him for good reason. Certain of these benefits, including a related tax indemnity in favor of two of our executives, could prevent or deter a change in control of our company that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

All management rights are vested in our Board of Directors, and our stockholders have limited rights.

Our Board of Directors is responsible for our management and strategic business direction, and our senior executive officers are responsible for our day-to-day operations. Our major policies, including our policies with respect to acquisitions, leasing, financing, growth, operations, debt limitation and distributions, will be determined by our Board of Directors. Our Board of Directors may amend or revise these and other policies from time to time without a vote of our stockholders.

Risks Related to Our Organization and Structure

We did not obtain appraisals of our projects that were contributed to us by our predecessor business in connection with our IPO, and the consideration given by us in exchange for them was not negotiated at arm’s length and may have exceeded their fair market value or the value that would have been determined by third-party appraisals.

We acquired almost all of our current projects pursuant to a contribution agreement and merger agreements with entities owned and controlled by our founders. We did not obtain any third-party appraisals of our projects, nor any independent third-party valuations or fairness opinions in connection with our formation transactions. The terms of the contribution agreement and merger agreements relating to our projects were not negotiated on an arm’s length basis. The terms of these agreements and the valuation methods used to determine the value of the projects were determined by our management team, including Messrs. Meruelo and Maddux, who received total consideration in the formation transactions of 39,652,757 shares of our common stock, excluding shares that we have a contingent obligation to issue, and $2.8 million in cash as a result of the contributions and mergers. As a result, the consideration given by us in exchange for the entities owning our projects in the formation transactions may have exceeded their fair market value.

Messrs. Meruelo and Maddux have a controlling vote in certain matters as a result of their ownership interests in us.

Messrs. Meruelo and Maddux collectively received shares of our common stock indirectly in our formation transactions, acquired additional shares in our IPO, and were issued a portion of the shares that we had a contingent obligation to issue, that collectively constitute a majority of our voting stock. Mr. Meruelo by himself indirectly has 44.5% of our voting stock. Messrs. Meruelo and Maddux may have interests that differ from those of our public stockholders and may accordingly vote as stockholders in ways that may not be consistent with the interests of our public stockholders. This voting control over certain matters, including decisions relating to the election of our Board of Directors, may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

We may experience conflicts of interest with our directors and officers relating to their duties owed both to us and to the limited partners of our operating partnership, their ownership interests in our operating partnership and their interests in properties that may compete for the same tenants as our projects.

Our directors and officers may have conflicting duties because, in their capacities as our directors and officers, they have a duty to us and, in our capacity as general partner of our operating partnership, they have a fiduciary duty to limited partners. These conflicts of interest could lead to decisions that are not in the best interest of stockholders. Conflicts may arise when the interests of our stockholders and the limited partners of the operating partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners, such as upon the sale of certain projects contributed to our operating partnership or the repayment of indebtedness below certain levels.

We may also experience conflicts of interest with several members of our senior management team who have become limited partners in our operating partnership through the receipt of LTIP units granted under our 2007 Equity Incentive Plan.

Messrs. Meruelo and Maddux own interests in projects that were not contributed to us. We may experience conflicts of interest with these members of our senior management team to the extent that these properties compete for the same tenants or customers as our properties or divert their attention away from our business.

We are subject to corporate income tax, which may reduce the amount of funds we have to invest and to pay to you as dividends and which, unlike a REIT, exposes our stockholders to potential double taxation with respect to any dividends we pay.

We are taxed as a regular C corporation for federal income tax purposes. As a result, our earnings are subject to “double taxation,” or taxation at both the corporate and stockholder levels. Our taxable income is subject to the federal corporate income tax, which is 35.0% currently. We are also subject to state and local corporate income taxes. In addition, dividends paid to our stockholders will be subject to income tax and will generally be eligible to be taxed as qualified dividend income at a current maximum rate of 15.0% in the hands of individual stockholders. Conversely, REITs are not generally subject to “double taxation.” A REIT is not subject to a corporate-level federal income tax to the extent that it currently distributes its taxable income. The earnings of a REIT that are distributed to its stockholders will be subject to less total federal income taxation than earnings of a C corporation that are distributed to its stockholders net of the corporate-level income tax.

As a result of our formation transactions, we have substantial built-in taxable income in our assets. As of December 31, 2006, the estimated inherent gain in the assets contributed to us in our formation transactions was $452.1 million. The federal, state and local taxes we will pay on our earnings including the tax on the inherent gain (if and when we dispose of those assets in a taxable transaction), will reduce any funds we may have to invest or to pay to you as dividends.

We are a holding company with no direct operations and rely on funds received from our operating partnership to pay liabilities.

We are a holding company and conduct all of our operations through our operating partnership. We do not have, apart from our ownership of our operating partnership, any independent operations. As a result, we will rely on distributions from our operating partnership to pay any dividends we might declare on our common stock. We also rely on distributions from our operating partnership to meet our debt service and other obligations, including tax liability on taxable income allocated to us from our operating partnership (which might not make distributions to the company equal to the tax on such allocated taxable income). The ability of subsidiaries of the operating partnership to make distributions to the operating partnership, and the ability of our operating partnership to make distributions to us in turn, will depend on their operating results and on the terms of any loans that encumber the projects owned by them. Such loans may contain lockbox arrangements, reserve requirements, financial covenants and other provisions that restrict the distribution of funds. In the event of a default under these loans, the defaulting subsidiary would be prohibited from distributing cash.

In addition, because we are a holding company, your claims as stockholders are structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

As of March 15, 2007, we own an estimated 99.6% interest in the operating partnership, which may, in connection with our acquisition of additional properties or otherwise, issue additional common units of limited partnership interest. Such issuances would reduce our ownership in our operating partnership. Our stockholders will not directly own common units of limited partnership interest of the operating partnership and do not have any voting rights with respect to any such issuances or other partnership level activities of the operating partnership.

Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

Some of the provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium over the then market price. Our certificate of incorporation and bylaws provide that:

•	vacancies on our Board of Directors may only be filled by the remaining directors;

•	only the Board of Directors can change the number of directors;

•	our directors may adopt, amend or repeal any of our bylaws;

•	the affirmative vote of holders of a majority of the total votes eligible to be cast in the election of directors is required for stockholders to adopt, amend or repeal any of our bylaws;

•	there is no cumulative voting for directors;

•	our stockholders are not permitted to act by written consent; and

•	stockholders must comply with advance notice procedures to make proposals to be brought before stockholder meetings, including nominations of persons for election to the Board of Directors.

In addition, our certificate of incorporation authorizes the Board of Directors to issue up to 50 million shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which will be determined at the time of issuance by our Board of Directors without further action by the stockholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock are outstanding as of the filing of this report. The issuance of any preferred stock, however, could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control of our company.

Finally, we are also subject to Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder.

The provisions of our certificate of incorporation and bylaws, described above, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change in control and prevent changes in our management, even if these events would be in the best interest of our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in stockholders’ best interests.

Our certificate of incorporation authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the extent permitted by Delaware law. In addition, our certificate of incorporation limits the liability of our directors and officers for money damages, except for liability resulting from any breach of the duty of loyalty to the corporation or its stockholders, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, or any transaction in which an improper personal benefit was derived.

Our bylaws require us to indemnify each director or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he or she is made a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our directors and officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist.

If our operating partnership were to be classified as a “publicly-traded partnership” under the Internal Revenue Code, our ability to pay distributions to our stockholders could be adversely affected.

Our operating partnership is organized as a partnership for federal income tax purposes. Even though our operating partnership will not elect to be treated as an association taxable as a corporation, it may be taxed as a corporation if it is deemed to be a “publicly-traded partnership” that fails to meet a certain gross income “safe harbor.” A publicly-traded partnership is a partnership whose interests are traded on an established securities market or are considered readily tradable on a secondary market or the substantial equivalent thereof. In general, for so long as the operating partnership has fewer than 100 partners, publicly-traded partnership status will be avoided. No assurance can be given that the Internal Revenue Service would not assert that our operating partnership constitutes a publicly-traded partnership, or that facts and circumstances will not develop which could result in our operating partnership being treated as a publicly-traded partnership. If the Internal Revenue Service were to assert successfully that our operating partnership is a publicly-traded partnership, and substantially all of our operating partnership’s gross income did not consist of the specified types of passive income, our operating partnership would be treated as an association taxable as a corporation and would be subject to corporate tax at the entity level. In such event, the imposition of a corporate tax on our operating partnership could reduce the amount of cash available for distribution to our company and to you if the company and the operating partnership were not able to be consolidated for federal income tax purposes.

Risks Related to the Real Estate Industry

Our real estate investments are relatively illiquid and their values may decline.

Real estate investments are relatively illiquid. Therefore, we are limited in our ability to reconfigure our real estate portfolio in response to economic changes. We may encounter difficulty in disposing of projects when tenants vacate either at the expiration of the applicable lease or otherwise. If we decide to sell any of our projects, our ability to sell these projects and the prices we receive on their sale will be affected by the number of potential buyers, the number of competing properties on the market and other national and local economic and market conditions, as well as whether the project is leased and if it is leased, the terms of the lease. Our ability to sell these projects may also depend on changes in interest rates and in the availability, cost and terms of debt financing as well as ongoing need for capital improvements, particularly in older buildings. As a result, we may be unable to sell our projects for an extended period of time without incurring a loss. We may be required to expend funds to correct defects or make improvements before a project can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements and as a result our ability to sell the property could be limited.

The costs of compliance with or liabilities under environmental laws may harm our business.

Our projects may be subject to environmental liabilities. An owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous or toxic substances on the property. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.

There may be unknown or underestimated environmental problems associated with our projects. Most of our projects are on or are adjacent to or near other properties upon which others, including former owners or operators or tenants of the properties, have engaged in or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. For instance, some of our projects are at locations where former businesses conducted industrial and other operations that involved the use of hazardous or toxic substances or petroleum products or generated hazardous waste. Some projects contain, or in the past may have contained, underground tanks for the storage of petroleum products or other hazardous or toxic substances. Such operations create a potential for the release of petroleum products or other hazardous or toxic substances. In certain instances, naturally occurring conditions, such as methane may need to be evaluated for further action. If environmental contamination exists on our projects, we could become subject to strict, joint and several liability for the contamination by virtue of our ownership interest. Certain projects have on-going assessment and clean-up efforts or have not yet fully identified or quantified environmental contamination or potential clean-up costs. The presence of or contamination resulting from petroleum products, hazardous or toxic substances on a project or the failure to properly remediate them may cause a decline in the value of that property and may adversely affect our ability to develop, sell or rent our projects, and we may incur substantial remediation or increased development costs. In addition, persons exposed to petroleum products, hazardous or toxic substances may sue for personal injury damages.

We must also comply with a variety of local, state and federal environmental statutes, ordinances, rules and regulations affecting the development process, including with respect to petroleum products, hazardous or toxic substances, endangered species, air quality, water supply, biology, archeology and other potential environmental impacts or effects. These environmental laws sometimes result in delays, cause us to incur additional costs, or severely restrict land development and building activity in environmentally sensitive regions or areas. For example, the presence of hazardous or toxic substances on our projects may limit a project’s use or prevent us from selling residential units or for-sale commercial units, and we may also be liable, under applicable laws and regulations or lawsuits brought by governmental and private parties, for hazardous or toxic substances on projects that we have sold in the past.

Our projects may contain or develop harmful mold or contain asbestos or lead, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our projects could require us to undertake a costly remediation program to contain or remove the mold from the affected project, which would reduce our operating results. In addition, the presence of significant mold could expose us to liability from our tenants, their guests, employees of ours or of our construction contractors, purchasers of our projects and others if property damage or health concerns arise.

Environmental laws also govern the presence, maintenance, removal and disposal of certain building materials, including asbestos and lead-based paint. For instance, laws require that owners or operators of buildings containing asbestos (1) properly manage and maintain the asbestos, (2) notify and train those who may come into contact with asbestos and (3) undertake special precautions, including removal and disposal, or other abatement, if asbestos would be disturbed during renovation or demolition of a building. In addition, lead-based paint must also be managed, abated and disposed of according to the laws. Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements. These laws may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to substances, such as asbestos fibers or lead.

Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war, whether in the United States or abroad, may result in declining economic activity and reduced demand for our projects.

A decrease in demand would make it difficult for us to renew or re-lease our projects at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our projects through damage, destruction or loss. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor obligations under their existing leases. These types of events also may adversely affect the markets in which our securities trade. Any one of these events may cause a decline in the demand for real estate, delay the time in which our new, renovated or redeveloped projects reach stable occupancy, increase our operating expenses due to increased physical security and insurance costs for our projects and limit our access to capital or increase our cost of raising capital.

We may experience uninsured and underinsured losses.

We intend to maintain comprehensive insurance on each of our projects, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained in the industry. There are no assurances that such coverage will be available at reasonable rates. Various types of catastrophic losses, like earthquakes, hurricanes and floods, environmental or pollution damage and losses from terrorist activities, may not be insurable or may not be economically insurable or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We do not expect to obtain terrorism insurance on our projects because it is costly. Future lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the projects securing the affected loan in relation to the balance of the loan, a default could have a material adverse effect on us.

All of our projects are located in Southern California, an area especially subject to earthquakes, and we do not carry any earthquake insurance. Because most of our projects are located within downtown Los Angeles, an earthquake there could materially damage, destroy or impair the use by tenants of all of these projects or harm our ability to develop, redevelop or sell affected projects. A catastrophic earthquake centered in the downtown area of Los Angeles could harm our business as a consequence of property damage sustained in the earthquake, the negative impact thereof on the local economy, or both.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a project, as well as the anticipated future revenue from that particular project. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the project. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a project after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed project. The policies contain standard exclusions applicable to, inter alia, some potential losses related to pollution, asbestos, mold/fungus, earth movement and water. Also, some of the policies have been issued by surplus lines insurers (i.e., insurers who are not licensed by the State of California). Some rights and limitations applicable to coverage under policies issued by insurers licensed by the State of California are not applicable to coverage under policies issued by surplus lines insurers. For example, a surplus lines insurer does not participate in any of the insurance guarantee funds created under California law. Therefore, these funds would not be available to pay any claims in the event a surplus lines insurer becomes insolvent or is otherwise unable to pay a covered claim.

We are subject to substantial legal and regulatory requirements including compliance with fire, safety and other regulations regarding the development, redevelopment and operation of our projects and the protection of the environment, which may require us to make unintended expenditures, and some regulations could prohibit or restrict some projects.

Our development and redevelopment business is heavily regulated and subject to increasing local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, environmental impacts, building design, construction and similar matters. These regulations often provide broad discretion to governmental authorities that regulate these matters, which can result in unanticipated delays or increases in the cost of a specified project or a number of projects in particular markets. In addition, we are subject to laws and regulations related to workers’ health and safety. We generally are required to obtain permits, entitlements and approvals from local authorities to commence and complete our development and construction projects. Such permits, entitlements and approvals may, from time-to-time, be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. In particular, we are required to obtain the approval of numerous governmental authorities regulating matters such as permitted land uses, levels of density, the installation of utility services, zoning, building standards and environmental compliance. Our obligation to comply with the laws and regulations under which we operate, and our obligation to ensure that our employees, subcontractors and other agents comply with these laws and regulations, could delay our projects, cause us to incur substantial costs and prohibit or restrict our proposed projects.

Our business is conducted in California, which is one of the most highly regulated and litigious states in the country. Therefore, our potential exposure to losses and expenses due to new laws, regulations or litigation may be greater than other real estate companies with a less significant California presence.

In addition, our projects are subject to various covenants and other federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Local regulations, including municipal or local ordinances and zoning restrictions may restrict the use of our projects and may require us to obtain approval from local officials or community standards organizations at any time with respect to our projects, including prior to undertaking renovations of any of our existing projects or acquiring a new project. If we fail to comply with various requirements, we might incur governmental fines or private damage awards. These regulations may impose additional costs and delays, which could adversely affect us. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures.

Compliance with the Americans with Disabilities Act of 1990 may require us to make unintended expenditures.

Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws may also require modifications to our projects or restrict certain further renovations of the projects, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and an order to correct any non-complying feature, which may require substantial capital expenditures. We have not conducted an audit or investigation of all of our projects to determine our compliance, and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our projects is not in compliance with the ADA or other legislation, then we would be required to incur additional costs to bring the project into compliance.

Risks Related to the Market for our Common Stock

The market price and trading volume of our common stock may be volatile, adversely affecting our stockholders.

We recently consummated our IPO. Even if an active trading market develops and continues for our common stock, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines, you may be unable to resell your shares at or above your purchase price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or payment of dividends, or the lack thereof;

•	changes in estimates of our earnings;

•	redemptions of common units of our operating partnership;

•	adverse market reaction to any increased indebtedness that we may incur;

•	future issuances of our common or preferred stock;

•	publication of research reports about us or the real estate industry;

•	additions or departures of key management personnel;

•	changes in market valuations of similar companies; or

•	general market and economic conditions.

Future offerings of debt securities, which would rank senior to our common stock upon liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, senior or subordinated notes and series of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Future sales of our common stock could have an adverse effect on our stock price.

As of March 15, 2007, there are approximately 85,792,600 shares of our common stock outstanding (excluding shares that we have a contingent obligation to issue) and 327,835 LTIP units in our operating partnership outstanding. We will issue an additional 20,000 LTIP units later in 2007. We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price of our common stock. In connection with our IPO, our executive officers and directors entered into lockup agreements, pursuant to which they agreed, subject to exception, not to sell shares of our common stock for a 360-day period following January 24, 2007. When the lock-up agreements expire, our directors and officers will be able to sell an aggregate total of 42,938,164 shares of our common stock (excluding LTIP units), subject to restrictions imposed by federal securities laws and subject to vesting provisions applicable to 10,000 of those shares. Sales of substantial numbers of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock. We may issue from time to time additional common stock or common units of our operating partnership convertible into common stock in connection with the acquisition of properties, and we may grant demand or piggyback registration rights in connection with these issuances.

In the event we are unable to pay dividends, the market price of our common stock would likely decline. We may also elect to retain profits for future operations, which could reduce returns to stockholders and the market price of our common stock.

To date, we have not declared or paid any dividends. Any dividends will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, and other factors that our Board of Directors may deem relevant from time to time. We cannot assure you that we will be able to pay any dividends. Our ability to pay dividends to our stockholders is based on many factors, including:

•	our ability to complete our projects on favorable terms or at all;

•	our success in negotiating favorable lease terms;

•	our tenants’ ability to perform under their leases; and

•	the other risks in this report.

We also cannot assure you that, in the event we pay dividends, the level of our dividends will increase over time or that the receipt of rental revenue in connection with future acquisitions of properties will increase our cash available for dividends to stockholders. Our Board may elect to retain any profits from operations to fund future operations and growth of the business. In the event of defaults or lease terminations by our tenants, lease payments could decrease or cease, which would result in a reduction in cash available for dividends to our stockholders. Also because we are not a REIT, we must pay corporate income tax, which will reduce funds that are available to pay dividends to our stockholders. In the event we are unable or elect not to pay dividends, the market price of our common stock would likely decline.

Risks Related to Our Debt Financings

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate or develop our projects or to pay any dividends to our stockholders and may expose us to the risk of default under our debt obligations.

We expect to incur substantial debt in connection with the development and redevelopment of our projects and any future acquisitions of properties.

Our future level of debt and the limitations imposed on us by our future debt agreements could have significant adverse consequences, including the following:

•

we may be required to use a substantial portion of our cash flow from operations to pay principal and interest, which reduces the amount available for development or acquisition of projects and to pay dividends to our stockholders;

•	we may be at a competitive disadvantage compared to our competitors that have less debt;

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms;

•	we may be unable to refinance our indebtedness at maturity or may find that the refinancing terms may be less favorable than the terms of our original indebtedness;

•	because a portion of our debt may bear interest at variable rates, an increase in interest rates could materially increase our interest expense;

•	we may be forced to dispose of one or more of our projects, possibly on disadvantageous terms;

•	we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

•

we may violate restrictive covenants in our loan documents or otherwise default on our obligations, which would entitle the lenders or mortgagees to accelerate our debt obligations, collect additional fees and interest and foreclose on our projects that secure their loans and receive an assignment of lease payments; and

•

our default under any mortgage loan or other debt with cross-default or cross-collateralization provisions could result in default on other indebtedness or result in the foreclosures of other projects we own.

If the economic performance of any of our projects declines or we fail to develop and stabilize our projects as planned, our ability to service our debt could be adversely affected.

Our organizational documents contain no limitations on the amount of indebtedness we may incur.

Our certificate of incorporation and bylaws do not limit the amount of indebtedness that we or our operating partnership may incur. In addition, we do not have a policy limiting the amount of debt that we may incur, although we intend to limit our total debt-to-total assets ratio (using the undepreciated cost of our assets, which, for our initial projects acquired in our formation transactions, is the contribution value) to 60.0% to 70.0%. Accordingly, our management and Board of Directors have discretion to increase the amount of our outstanding debt at any time without approval by our stockholders. If we become highly leveraged, we may experience difficulty in obtaining additional financing based on our current portfolio, refinancing existing debt on favorable terms or at all or repaying our outstanding indebtedness. The terms of any credit facility we may obtain in the future may require us to maintain certain leverage ratios that may limit the amount of indebtedness that we may incur. Failure to obtain additional financing could impede our ability to grow and develop our business. Our leverage levels also may adversely affect the market value of shares of our common stock if an investment in our company is perceived to be more risky than an investment in our peers.

Mortgage debt obligations expose us to increased risk of property losses.

Incurring mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.

As we execute our business plan, we will assume mortgage indebtedness or incur substantial new mortgage indebtedness with respect to properties that we own or in connection with property acquisitions. Our default under any one of our mortgage debt obligations may increase the risk of our default on our other indebtedness.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In connection with our IPO and our formation transactions, we acquired entities that own, or that were party to pending purchase and sale agreements, build-to-suit contracts and options to purchase in respect, of 34 development and redevelopment projects and 19 projects that have been developed. We are currently a party to five pending purchase and sale agreements (Pomona Village and Pomona Retail are subject to one pending purchase and sale agreement), seven build-to-suit contracts and four options to purchase. As of December 31, 2006, the aggregate purchase price under such purchase rights was approximately $184.8 million in cash, net of deposits made (and subject to adjustment with respect to build-to-suit contracts, the price of which is based on actual construction costs). (As of March 15, 2007, taking into account additional purchase agreements we entered into, the aggregate purchase price was approximately $211.3 million in cash, net of deposits made.)

We believe there is inherent value in our portfolio because of its unique size, diversity and location. Our portfolio, including those projects that we will have a right to acquire, was assembled over a period of many years from more than 140 smaller parcels in high-barrier-to-entry locations after an extensive evaluation and entitlement process. In many cases, our acquisitions followed protracted negotiations or lengthy contract periods. It would be difficult for another real estate company to assemble today a property portfolio in downtown Los Angeles similar to ours.

The following tables provide information about the projects in which we have an interest. Except as indicated below, all of the projects are located in or near downtown Los Angeles.

The majority of our projects are in various stages of development and redevelopment and a portion of our projects are completed, as indicated in the tables below. With respect to projects that are not completed, the information under the heading “Redevelopment Plan” represents our current redevelopment plan for the project based on the factors we discuss above under “Item 1. Business — Our Underwriting Process.” Similarly, the periods and amounts under the headings “Estimated Redevelopment Plan” and “Estimated Redevelopment Costs” represent our current estimate of when we will commence construction of the proposed redevelopment and the period and per-square-foot or per-unit amounts needed to complete the structural shell, core and tenant or owner improvements, as applicable. The actual redevelopment plan and the actual commencement, completion and costs of construction may vary based on market conditions, government entitlements, changes in demand generators, proximate development, supply and service expenses and other factors. We can provide no assurance that any proposed development or redevelopment will occur as described below or on a timeframe or at costs consistent with our estimates. Please refer to “Item 1A. Risk Factors,” including “— Risks Related to Our Business and Our Projects — Our Future Development Plans.”

Beginning approximately two months before our estimated commencement of construction with respect to a redevelopment project, we begin terminating in-place leases at the project, whether month-to-month or otherwise, and finalize discussions with tenants about relocating to another of our projects. Prior to these lease terminations, we discuss with tenants the redevelopment plans, and the steps needed to modify existing leases to month-to-month leases and relocation possibilities in anticipation of the redevelopment and related construction.

As disclosed in the footnotes below, some of our projects are subject to build-to-suit contracts. Our custom and practice is to enter into these contracts on a project-by-project basis with a company called Dynamic Builders. Typically, we identify a project for development or redevelopment and Dynamic Builders acquires the project and constructs the improvements according to our specifications. The final purchase price of each project subject to a build-to-suit agreement is based on construction costs and may be adjusted accordingly.

Food Industry Projects

Project	Number of Acres(1)	Current Square Footage	Current Use	Redevelopment Plan	Estimated Redevelopment Schedule	Estimated Redevelopment Cost(2)
788 S. Alameda	2.25	34,064	Small-tenant produce industry space with coolers	Complete	N/A	N/A

Washington Cold Storage	2.50	59,000	Single-tenant cold storage facility	Complete	N/A	N/A

Washington Produce Market(3)	2.75	33,860	Small-tenant produce industry with coolers	Complete	N/A	N/A

500 Mateo Street	0.75	12,948	Single-tenant produce industry space with coolers	Complete	N/A	N/A

American Fish(4)	0.75	29,213	Seafood processing plant	Complete	N/A	N/A

Seventh Street Produce Market	11.75	122,673	Wholesale produce distribution space and a 194-car garage	Complete	N/A	N/A

3000 E. Washington Blvd.(5)	11.50	303,883	Redevelopment underway	293,693 square foot large tenant cooler/freezer and food processing space	Commenced 14-month construction period in 2006	(5)

Ceres Street Produce Market	0.25	N/A	Vacant land	14,400 square foot small tenant produce distribution center	Commenced 5-month construction period in 2006	$125–$145

Barstow Produce Center(6)	75.00	176,750	Cross-dock trucking terminal	Renovate and expand existing space and develop 404,750 square foot cooler space	Commence 35-month construction period in 2007	$115–$135

Subtotal	107.50	772,391(7)		1,004,601 square feet(8)

(1)	Rounded to the nearest quarter acre.
(2)	Estimated redevelopment cost per square foot. All estimated redevelopment costs include an additional amount to cover possible overrun contingencies.
(3)	We acquired this project in the first quarter of 2007 using a portion of the proceeds from this offering.
(4)	We currently lease this project but intend to acquire it under an option to purchase for approximately $4.7 million using a portion of the proceeds from our offering. The option to purchase this project expires on June 1, 2009.
(5)	This project is currently owned and under redevelopment by a third party in accordance with a build-to-suit contract with us. We intend to acquire the project for approximately $67.2 million, or approximately $221 per square foot, net of deposits. We are obligated to repurchase this project five days after the seller has obtained a certificate of occupancy for the completed project. The final purchase price is based on construction costs and may be adjusted accordingly.
(6)	Located in Barstow, California.
(7)	Includes square footage that is not available or offered for lease because of redevelopment or repositioning of projects. Current rentable square footage is substantially less.
(8)	Square footage total is the sum of estimated redeveloped square footage of each project plus the square footage of each completed project.

Wholesale Projects

Project	Number of Acres(1)	Current Square Footage	Current Use	Redevelopment Plan	Estimated Redevelopment Schedule	Estimated Redevelopment Cost(2)

1000 E. Cesar Chavez	1.75	55,000	Single-tenant industrial and distribution space	Complete	N/A	N/A

Wall Street Market(3)	1.50	23,400	Single-tenant wholesale space	23,400 square feet of multi-tenant wholesale space	Commence 9-month construction period in 2007	(3)

Meruelo Wall Street	2.00	88,995 (wholesale) 9,250 (office)	Wholesale and office space	Reposition existing building	Commence 6-month construction period in 2007	$1–$2

620 Gladys Avenue(4)	2.50	77,225	Multi-tenant wholesale distribution space	65,000 square foot small tenant wholesale distribution center	Commence 12-month construction period in 2007	$130–$145

Alameda Square(5)	22.75	1,297,215	Industrial, distribution and office space	Modernize vacant space	Commence 9-month construction period in 2007	$4–$5

1919 Vineburn Avenue	5.75	122,345	Single-tenant industrial and distribution space	Subdivide and modernize existing building	Commence 2-month construction period in 2007	$3–$4

2131 Humboldt Street	7.25	112,031	Industrial and distribution space	186,104 square feet of multi-tenant wholesale space	Commence 10-month construction period in 2007	$115–$125

1500 Griffith Avenue	2.00	50,606	Distribution space	Subdivide and modernize existing building	Commence 4-month construction period in 2008	$14–$16

4th Street Center	1.25	26,136	Single-tenant industrial and distribution space	23,400 square feet of multi-tenant space for small wholesale tenants	Commence 8-month construction period in 2008	$125–$145

Subtotal	46.75	1,862,203(6)		1,921,315 square feet(7)

(1)	Rounded to the nearest quarter acre.
(2)	Estimated redevelopment cost per square foot. All estimated redevelopment costs include an additional amount to cover possible overrun contingencies.
(3)	We lease two parcels of this project that have two buildings containing approximately 23,400 square feet. One lease has a 20-year term expiring on July 15, 2035 (including all renewal periods). The second lease has a 30-year term and will expire on February 28, 2037 (including all renewal periods). Each lease includes a right of first refusal exercisable by us to purchase the applicable leased parcel. The remaining three parcels are vacant land currently owned and under redevelopment by a third party in accordance with a build-to-suit contract with us. We intend to acquire the build-to-suit part of the project for approximately $10.2 million net of deposits made. We are obligated to repurchase the build-to-suit part of the project five days after the seller has obtained a certificate of occupancy for the completed project. The final purchase price is based on construction costs and may be adjusted accordingly.
(4)	We do not currently own this project but we intend to acquire the project for approximately $9.1 million net of deposits made using a portion of the proceeds from our IPO. We expect to close on this project in the second quarter of 2007.
(5)	There is an eminent domain proceeding by the Los Angeles County Metropolitan Transportation Authority against a non-contiguous portion of this project located at 1339 E. 7th Street.
(6)	Includes square footage that is not available or offered for lease because of redevelopment or repositioning of projects. Current rentable square footage is substantially less.
(7)	Square footage total is the sum of estimated redeveloped square footage of each project.

Small Tenant Projects

Project	Number of Acres(1)	Current Square Footage	Current Use	Redevelopment Plan	Estimated Redevelopment Schedule	Estimated Redevelopment Cost(2)
Crown Commerce Center(3)	7.50	290,671	Multi-tenant industrial space	Complete	N/A	N/A

905 E. 8th Street(4)	1.25	31,600	Multi-tenant industrial space	Complete	N/A	N/A

Washington at Central Retail	0.25	5,497	Small tenant retail space	Complete	N/A	N/A

3rd & Omar Street	0.50	18,645	Multi-tenant industrial and distribution space	Complete	N/A	N/A

Southern California Institute of Architecture	2.50	81,741	Architectural graduate school	Complete	N/A	N/A

1828 Oak Street(5)	0.75	78,500	Retail and education building	Complete	N/A	N/A

5707 S. Alameda	2.00	55,729	Single-tenant industrial space	Complete	N/A	N/A

1211 E. Washington Blvd.	2.00	109,000	Manufacturing space	Complete	N/A	N/A

1800 E. Washington Blvd.	3.75	112,358	Industrial space	Complete	N/A	N/A

Overland Terminal(6)	3.50	370,800	Multi-tenant industrial, distribution and produce space	Complete	N/A	N/A

2000 San Fernando Road(7)	8.00	119,381	Single-tenant industrial space	Complete	N/A	N/A

230 W. Ave. 26th	1.75	67,800	Industrial and distribution space	Complete	N/A	N/A

Santa Fe Plaza(8)	1.25	15,000	Multi-tenant retail space	15,000 square foot of multi- tenant retail space	Complete	(8)

Desmond Building	0.50	78,500	Multi-tenant wholesale distribution space	78,500 square foot of small tenant wholesale space	Commence 7-month construction period in 2007	$27–$30

Musica Latina Building	0.50	26,744	Meeting hall space	Renovate existing building	Commence 7-month construction period in 2007	$140–$155

801 E. 7th Street(9)	1.50	136,070	Single-tenant distribution space	136,070 square foot multi- tenant manufacturing and distribution facility	Commence 8-month construction period in 2007	$5–$6

Camfield Retail Center(10)	4.00	N/A	Vacant land	55,997 square foot retail and restaurant space	Commence 10-month construction period in 2007	(10)

Gold’s Gym & Storage(11)	2.00	N/A	Vacant land	30,000 square foot Gold’s Gym and a 44,000 square foot mini-storage facility	Commence 9-month construction period in 2007	(11)

Pomona Retail(12)	10.00	161,379	Industrial and office space	125,000 square feet of retail space	Commence 15-month construction period in 2008	$215–$250

Subtotal	53.5	1,759,415(13)		1,853,033 square feet(14)

(1)	Rounded to the nearest quarter acre.
(2)	Estimated redevelopment cost per square foot. All estimated redevelopment costs include an additional amount to cover possible overrun contingencies.
(3)	At the time of our IPO, we owned 7.0 acres included in this project and acquired the remaining 0.5 acre in the first quarter of 2007 using a portion of the proceeds from our IPO.
(4)	At the time of our IPO, we owned 1.0 acre included in this project and acquired the remaining 0.15 acre during the first quarter of 2007 using a portion of the proceeds from our IPO.
(5)	We currently lease this project but intend to acquire it under an option to purchase for approximately $4.2 million. The lease has a term of 10 years (including all renewal periods). Our predecessor business has exercised the option to purchase and we intend to close during the second quarter of 2007 using a portion of the proceeds from our IPO.
(6)	An entity owned by the parents of Richard Meruelo, our Chief Executive Officer and Chairman of our Board of Directors, has a contract to buy the project. Its right to buy the project was challenged by the seller, but following a trial in September 2006, the court ruled that the entity owned by the parents of Mr. Meruelo, as buyer, has a valid right to buy the property. We have agreed to acquire this property at cost for $16.7 million from the entity owned by the parents of Mr. Meruelo once it is acquired from the seller of the property. The seller has appealed the court’s decision and so our rights to purchase the property remain subject to the successful resolution of this litigation. During the course of the dispute, we acquired a 12.5% interest in the partnership that currently owns the project, and therefore the net cost to acquire this project may be reduced accordingly.

(7)	We acquired this project in the first quarter of 2007 for approximately $20 million using a portion of the proceeds from our IPO.
(8)	This project, located in Vernon, California, has been completed and we intend to acquire the project in the second quarter of 2007 for approximately $4.3 million, net of deposits made but excluding anticipated tenant improvement cost, using a portion of the proceeds from our IPO.
(9)	We acquired this project in the first quarter of 2007 for approximately $7.0 million net of deposits using a portion of the proceeds from our offering.
(10)	This project, located in Commerce, California, is currently owned and under redevelopment by a third party in accordance with a build-to-suit contract with us. We intend to acquire the project for approximately $10.6 million, or approximately $190 per square foot, net of deposits made. The final purchase price is based on construction costs and may be adjusted accordingly.
(11)	This project, located in Commerce, California, is currently owned and under redevelopment by a third party in accordance with a build-to-suit contract with us. We intend to acquire the project for approximately $15.3 million, or approximately $210 per square foot, net of deposits. We are obligated to repurchase this project five days after the seller has obtained a certificate of occupancy for the completed project. The final purchase price is based on construction costs and may be adjusted accordingly.
(12)	We currently own 14.89 acres of this project and our Pomona Village project, each of which is located in Pomona, California, and intend to acquire the remaining 27.67 acres of these projects, currently held by family members of Richard Meruelo, our Chief Executive Officer and Chairman of our Board of Directors, for approximately $19.5 million net of deposits, using a portion of the proceeds from our offering. We intend to purchase the remaining 27.67 acres of these projects during the second quarter of 2007.
(13)	Includes square footage that is not available or offered for lease because of redevelopment or repositioning of projects. Current rentable square footage is substantially less.
(14)	Square footage total is the sum of estimated redeveloped square footage of each project plus the square footage of each completed project.

Residential Projects

Project(1)	Number of Acres(2)	Current Square Footage	Current Use	Redevelopment Plan	Estimated Redevelopment Schedule	Estimated Redevelopment Cost(3)
American Apartments	0.25	5,000 (retail space only)	39 residential units and retail space	Complete	N/A	N/A

The Union Lofts	0.25	131,981	Redevelopment underway	92 loft-style units with 11,273 square foot retail space	Commenced 14-month construction period in 2006	$297,000–$328,000

717 W. 9th Street	0.75	N/A	Redevelopment underway	214 high-rise units with 6,800 square foot retail space	Commenced 26-month construction period in 2006	$520,000–$610,000

Ullman Tower One	1.50	N/A	Commercial parking lot	320 high-rise units with 16,000 square foot retail space	Commence 25-month construction period in 2008	$465,000–$545,000

Ullman Tower Two	1.00	N/A	Commercial parking lot	195 high-rise units with 9,376 square foot retail space	Commence 25-month construction period in 2008	$460,000–$540,000

Olive Street Towers	2.00	N/A	Commercial parking lot	395 high-rise units with 19,766 square foot retail space	Commence 26-month construction period in 2008	$460,000–$540,000

Southpark Towers(4)	3.00	N/A	Commercial parking lot	455 high-rise units with 22,750 square foot retail space	Commence 26-month construction period in 2007	$445,000–$520,000

Transamerica Lofts	1.00	N/A	Commercial parking lot	232 high-rise loft units with 11,600 square foot retail space	Commence 26-month construction period in 2008	$455,000–$535,000

Center Village(5)	5.25	178,300	Primarily cold storage and freezer space	320 mid-rise units with 30,000 square foot retail space	Commence 18-month construction period in 2008	$235,000–$260,000

Meruelo Chinatown Village	5.50	N/A	Vacant land	500 live-work units with 25,000 square foot retail space	Commence 24-month construction period in 2008	$300,000–$330,000

Sky Arc	8.00	N/A	Vacant land	850 mid-rise units with 35,000 square foot retail space	Commence 26-month construction period in 2008	$180,000– $200,000

Meruelo Baldwin Park(6)	5.00	N/A	Vacant land	400 mid-rise units with 25,000 square foot retail space	Commence 10-month construction period in 2008	$240,000– $270,000

Vignes Village(7)	4.00	N/A	Vacant land	320 mid-rise units with 16,000 square foot retail	Commence 18-month construction period in 2009	$240,000– $270,000

Citrus Gardens(8)(9)	2.50	7,200	Commercial and surface storage	Urban village with 52 attached townhomes	Commence 15-month construction period in 2007	$265,000– $295,000

Covina Gardens(8)	1.00	4,000	Service retail space	Urban village with 30 attached townhomes with 2,400 square foot retail space	Commence 12-month construction period in 2008	$255,000– $285,000

San Fernando Court(10)	5.50	N/A	Vacant land	Urban village with 245 residential units with 9,000 square foot retail space and 9,000 square foot office space	Commence 16-month construction period in 2007	$325,000– $360,000

Pomona Village(11)	33.00	484,136	Industrial and office space	1,500 residential units with 30,000 square foot retail space	Commence 21-month construction period in 2008	$235,000– $265,000

Subtotal	83.5	810,617(12)		6,159 residential units, 274,965 square feet of retail space and 9,000 square feet of office space(13)

(1)	We have flexible redevelopment plans for these projects. Based on market conditions, these projects will be completed as for-sale or for-rent residential units.
(2)	Rounded to the nearest quarter acre.

(3)	Estimated redevelopment cost per unit. Per-unit redevelopment costs exclude costs for the retail or office space portion of the proposed redevelopment. Estimated costs for such portion of the proposed redevelopment range from approximately $190.00 to $210.00 per square foot. All estimated redevelopment costs include an additional amount to cover possible overrun contingencies.
(4)	In connection with our purchase of a portion of this project, we have agreed to construct a parking structure that will contain at least 132 parking spaces for the benefit of an adjacent project not owned by us. Monetary penalties ($1,000 per day for the first year, $2,000 per day for the second year, etc.) apply for each day after July 1, 2008 that construction is not complete. In addition, the seller has a right to repurchase the property at the price for which it was sold to us if construction is not commenced by October 1, 2008. Our redevelopment of this project, which we plan to commence in 2007, includes plans for a parking structure that satisfies the above requirement. Additionally, the Los Angeles Community Redevelopment Agency may have the option to purchase at fair market value up to 20% of the units for resale to low and moderate income households.
(5)	At the time of our IPO, we owned approximately 4.0 acres of this project and acquired the remaining 1.25 acres in the first quarter of 2007 using a portion of the proceeds from our IPO.
(6)	We currently lease this project, located in Baldwin Park, California, but intend to acquire it under an option to purchase for approximately $4.4 million net of deposits. The lease has a term of 26 months (including all renewal periods). Our predecessor business has exercised the option to purchase and we intend to close during the second quarter of 2007 using a portion of the proceeds from our offering.
(7)	This project is currently subject to an administrative proceeding as a result of demolition activity that occurred on the property without a permit. As a consequence, the Los Angeles Department of Building and Safety imposed an 18-month ban on future development. In addition, the South Coast Air Quality Management District (“AQMD”) is investigating our compliance with AQMD regulations and laws relating to the demolition of buildings with asbestos-containing materials. No claim has been asserted by the AQMD. Additionally, this property cannot be used for residential purposes until certain identified hazardous substances on the property have been remediated and the prior owner of the property has approved such remediation.
(8)	Located in Covina, California.
(9)	This project is subject to legal proceedings in which an affiliate of our predecessor brought suit seeking a judicial declaration that, among other things, a current tenant’s lease is month to month only. The tenant alleges that it exercised an option to extend the lease until January 1, 2009, and that it has a remaining option to extend the lease until January 1, 2014. We were awarded summary judgment and notified the tenant that its month-to-month lease was being terminated, but the summary judgment remains subject to appeal by such tenant.
(10)	We currently own 4.81 acres of this project and plan to acquire the remaining 0.77 acre parcel for approximately $0.9 million using a portion of the proceeds from our offering. We are obligated to purchase the remaining parcel in this project, located in Sylmar, California, on April 1, 2007.
(11)	We currently own 14.89 acres of this project and our Pomona Retail project, each of which is located in Pomona, California, and intend to acquire the remaining 27.67 acres of these projects, currently held by the parents of Richard Meruelo, our Chief Executive Officer and the Chairman of our Board of Directors, for approximately $19.5 million using a portion of the proceeds from our offering. We intend to purchase the remaining 27.67 acres of these projects during the second quarter of 2007. Future residential development of the land requires demonstrating to the Department of Toxic Substances Control that there are no longer hazardous materials present on the site. Management believes there are no hazardous materials currently present.
(12)	Includes square footage that is not available or offered for lease because of redevelopment or repositioning of projects. Current rentable square footage is substantially less.
(13)	Number of units and square footage totals are the sum of the estimated number of units and square footage for each redevelopment project plus the number of units and square footage of each completed project.

Tenants

The following table sets forth information regarding the 10 largest tenants in our portfolio of owned projects based on annualized base rent paid or payable as of December 31, 2006.

Top Ten Tenants in Our Portfolio of Owned Projects

Tenant	Number of Projects	Total Leased Square Feet(1)	Percentage of Our Portfolio’s Total Rentable Square Feet(1) (%)	Annualized Base Rent(2) ($)	Percentage of Our Portfolio’s Annualized Base Rent
American Apparel	1	750,273	25.5%	$2,725,920	11.3%

Rockwell Collins	1	242,042	8.2%	1,887,960	7.8%

Aztlan Cold Storage	1	59,000	2.0%	1,416,000	5.8%

Southern California Institute of Architecture	1	81,741	2.8%	1,360,320	5.6%

Prestige Parking	5	—	—	870,000	3.6%

The Outdoor Recreation Group	1	122,345	4.2%	506,520	2.1%

Grant Parking	2	—	—	420,000	1.7%

Fashion 21, Inc/Forever 21	1	68,723	2.3%	365,004	1.5%

V&L Produce.	1	12,000	0.4%	336,995	1.4%

Woodland Poultry Operations.	1	24,694	0.8%	312,000	1.3%

Total		1,324,124	45.1%	$9,551,724	39.4%

(1)	Based on total square footage of 2,936,679, which is the square footage of space leased or available or offered for lease and excludes substantial portions of square footage in the projects that are not available or offered for lease because of redevelopment or repositioning activities. Parking square footage is not included in the calculation.
(2)	Because annualized base rent is not derived from historical results that were accounted for in accordance with accounting principles generally accepted in the Unites States, historical results differ from the annualized amounts.

The following table sets forth information regarding the occupancy in our portfolio of rental properties based on in-place leases as of December 31, 2006.

Occupancy of Owned Rental Properties

PROJECT	Square Footage(1)	Total Leased Square Feet	Percentage Leased	Annualized Net Rent per Leased Square Foot	Annualized Rent
Center Village	110,493	110,493	100.0%	$12.63	$1,395,527

1500 Griffith Avenue	50,058	50,058	100.0%	8.04	402,466

Pomona Village & Pomona Retail	242,042	242,042	100.0%	7.80	1,887,960

Washington Cold Storage	59,000	59,000	100.0%	24.00	1,416,000

Sci Arc Bldg	81,741	81,741	100.0%	14.83	1,212,219

Meruelo Wall Street	98,245	94,905	96.6%	21.27	2,018,622

5707 S. Alameda	55,729	30,818	55.3%	4.35	134,059

1211 E. Washington Blvd & Washington at Central Retail	113,479	95,549	84.2%	5.31	507,367

620 Gladys Avenue	15,733	7,505	47.7%	12.80	96,059

1000 E. Cesar Chavez	50,373	2,922	5.8%	7.61	22,234

1919 Vineburn Avenue	122,345	122,345	100.0%	4.14	506,508

2131 Humboldt Street	80,712	68,444	84.8%	4.20	287,464

500 Mateo Street	12,938	12,938	100.0%	9.37	121,229

3rd & Omar Street	23,297	4,520	19.4%	19.69	88,991

TransAmerica Lofts & Southpark Towers	11,829	11,829	100.0%	—	—

1800 E. Washington Blvd	108,744	78,296	72.0%	5.17	404,789

788 S. Alameda	34,064	27,830	81.7%	40.60	1,129,910

Alameda Square	838,273	832,405	99.3%	4.46	3,712,527

Seventh Street Produce Market	122,120	103,680	84.9%	43.04	4,462,382

Crown Commerce Center	244,501	244,501	100.0%	6.30	1,543,200

American Apartments	13,550	13,550	100.0%	15.93	215,852

1910-1922 Santa Fe Avenue	24,350	24,350	100.0%	5.58	135,873

2425 E. 12th Street	14,140	14,140	100.0%	9.27	131,078

905 E. 8th Street	35,000	20,090	57.4%	8.93	179,404

	2,562,756	2,353,950	91.9%	$9.35	$22,011,719

(1)

Square footage on rental properties is included above and excludes substantial portions of square footage in the projects that are not available or offered for lease because of redevelopment or repositioning activities. Parking square footage is not included, nor is square footage for real estate held for development, which totals approximately 373,923 square feet.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2006 for each of the 10 full and partial calendar years beginning January 1, 2006 at the projects we own. The information set forth in the table assumes that tenants exercise no renewal options or early termination rights.

Year of Lease Termination(1)	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Total Rentable Square Feet(2)	Annualized Base Rent of Expiring Leases(3)	Percentage of Portfolio Annualized Base Rent
Month to Month	228	687,268	23.4%	$11,300,565	46.7%

2007	38	504,680	17.2%	4,706,196	19.4%

2008	11	883,723	30.1%	4,274,964	17.7%

2009	5	176,845	6.0%	892,757	3.7%

2010	2	87,641	3.0%	1,311,000	5.4%

2011	1	59,000	2.0%	1,416,000	5.8%

2012	1	24,694	0.8%	312,000	1.3%

Total	286	2,423,850	82.5%	$24,213,481	100.0%

(1)	There are no current lease terminations for the years ending December 31, 2013 through December 31, 2016.
(2)	Based on total square footage of 2,936,679 which is the square footage of space leased or available or offered for lease and excludes substantial portions of square footage in the projects that is not available or offered for lease because of redevelopment or repositioning activities.
(3)	Based on annualized base rent paid or payable as of December 31, 2006. Because annualized base rent is not derived from historical results that were accounted for in accordance with accounting principles generally accepted in the Unites States, historical results differ from the annualized amounts.

Item 3.	Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings, including those identified below, none of which we currently believe are material. We intend to vigorously seek enforcement of our rights and defend ourselves in each of these matters. With respect to our project at Overland Terminal, Meruelo Properties, Inc. (an entity owned by the parents of Richard Meruelo) filed an action on September 22, 2004 in the Superior Court of the County of Los Angeles against the current owner and seller of the project, Olympic Alameda Ventures, a general partnership, and its partners to specifically enforce Meruelo Properties’ rights under a purchase agreement to buy the project. We have agreed to acquire this property from Meruelo Properties once it is acquired from the seller of the property. Meruelo Properties alleged that the seller breached the purchase agreement by, among other things, failing to satisfy various closing conditions, and the seller alleged that Meruelo Properties breached the purchase agreement by failing to close by a certain date, thus permitting seller to terminate the agreement. Following a court trial, the court ruled in favor of Meruelo Properties, judgment has been entered, and the seller has filed an appeal which is currently pending. During the course of the litigation, we acquired a 12.5% interest from one of the partners in the seller, and therefore the net remaining cost to the company to acquire this project may be reduced accordingly.

With respect to our project at 801 E. 7th Street, Richard Meruelo, individually, filed an action on September 14, 2005 in the Superior Court of the County of Los Angeles against the current owner and seller of the project, 801 E. 7th Street, LLC, to specifically enforce his rights under a purchase agreement to buy the project. Richard Meruelo alleged that the seller breached the purchase agreement by seeking to terminate the agreement without justification, and the seller alleged, among other things, that Richard Meruelo breached a lease agreement applicable during the long-term escrow period by subleasing the project without seller’s consent, thus permitting termination of the lease and purchase agreement. Following a court trial, the court ruled in favor of Richard Meruelo and judgment was entered in his favor. The judgment was enforced, and pursuant to an assignment of Richard Meruelo’s rights to us, we have closed on the purchase of this property. In connection with closing, we gave a small discount on the amount of attorneys’ fees owed by the seller under the judgment in consideration of the seller’s waiver of its right to appeal.

With respect to our project at Vignes Village, the Los Angeles Department of Building and Safety, or the Department, initiated an administrative proceeding in May 2006 as a result of our demolition of certain old industrial structures at the project without a demolition permit. As a result of such actions, the Department imposed a five-year ban on future development at the site. We appealed the decision to the Commission Board of the Department. The Board determined that the Department did not abuse its discretion but expressed that the penalty was excessive and reduced the development ban to 18 months from the date of the Commission’s decision. The 18-month development ban does not limit our ability to process applications for development on the property. In January 2007, we filed a petition for writ of mandate in the Superior Court of the County of Los Angeles, challenging the Department’s actions and arguing that the 18-month development ban is also improper. Our petition is pending. In addition to the foregoing, we have been notified that the South Coast Air Quality Management District is investigating compliance with regulations and laws relating to demolition of structures with asbestos-containing materials; however, no claim has been asserted yet by such agency.

With respect to our Citrus Gardens project, an affiliate of our predecessor filed an action on June 27, 2006 in the Superior Court of the County of Los Angeles against a tenant who operates a fast food restaurant on a portion of the property seeking a declaration of our rights under the lease. We alleged, among other things, that the tenant failed to exercise an option to extend the lease and is therefore a month-to-month tenant. The tenant alleges that it exercised an option to extend the lease until January 1, 2009, and that it has a remaining option to extend the lease until January 1, 2014. We were granted summary judgment against the tenant, and sent the tenant a notice terminating its month-to-month lease. The judgment remains subject to the tenant’s right to appeal, which has not yet been filed. We intend to redevelop this property as a residential project, and if we do not prevail in this litigation and are otherwise unable to reach an agreement that would allow the tenant to relocate its business, we may need to redesign the project so as to allow the tenant to remain at its premises through the extended term of the lease.

Our Seventh Street Produce Market project was recently mentioned in news reports concerning alleged unsanitary conditions. Our predecessor business has owned and operated the market, which is more than 90 years old, for the last ten years. Tenants, not the market owner, are licensed by the local health department and have responsibility over their own regulatory compliance. Upon learning of the alleged conditions, we have initiated meetings with the health department and tenants and developed an action plan with those parties to improve conditions at the market with some changes taking effect immediately. Nevertheless, in March 2007, the city attorney’s office of the City of Los Angeles filed misdemeanor complaints in the Superior Court of the County of Los Angeles against, not only certain of the tenants, but also our subsidiary that owns this project, Richard Meruelo and an employee of our subsidiary. We intend to continue to implement our action plan to improve the conditions complained about, and at the same time vigorously defend ourselves, Mr. Meruelo and our employees in connection with these complaints.

There are other lawsuits, claims and legal proceedings that arise in the ordinary course of our business, including tenant eviction proceedings and other tenant disputes, and personal injury matters. We intend to vigorously seek judicial enforcement of our rights in these proceedings as well.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our stockholders during the fourth quarter of the year covered by this annual report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on, and has been listed on, the Nasdaq Global Market since January 25, 2007 under the symbol “MMPI.”

The per-share closing price for our common stock, as reported by the Nasdaq Global Market on March 15, 2007, was $8.83.

Equity Compensation Plan Information

The following table summarizes information, as of March 15, 2007, relating to our equity compensation plan pursuant to which grants of securities may be made from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for issuance under equity compensation plans (excluding securities reflected in first column)
Approved by Security Holders:
2007 Equity Incentive Plan	327,835	(1)	N/A	1,635,229

Total	327,835	(1)	N/A	1,635,229

(1)

Consists of long-term incentive plan units, or LTIP units, in our operating partnership, which are subject to forfeiture provisions. Upon equalization of the book capital account of a holder of LTIP units for federal income tax purposes with the capital accounts of common unit holders, such LTIP units may be converted, at the election of the holder, into one common unit in our operating partnership (or cash, at the election of our operating partnership). Common units in our operating partnership are redeemable at the election of the holder for (i) cash equal to the then fair market value of one share of our common stock, or (ii) at our option, one share of our common stock. Excludes shares of restricted common stock issued under our 2007 Equity Incentive Plan.

Holders of Our Common Stock

As of March 15, 2007, there were four record holders of our common stock, including shares held in “street name” by nominees who are record holders.

Dividends

We are a recently-formed company and have never paid a cash dividend. We intend to retain capital to invest in our projects, service our debt, acquire new projects and pay our operating expenses. However, we expect that our Board of Directors will establish a policy of paying regular dividends. Any determination to pay regular quarterly cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. We cannot assure you (i) when or whether our Board of Directors will declare dividends in the future or (ii) of the amount of any dividends that may be declared in the future.

Recent Sales of Unregistered Securities

In connection with our nominal capitalization and our formation transactions, we issued 39,652,957 shares of common stock to affiliates of Mr. Richard Meruelo, our Chief Executive Officer and Chairman of the Board of Directors, and John Charles Maddux, our President and a member of our Board of Directors. The shares were issued as consideration for our acquisition of the entities that held our initial projects. In addition, in connection with our formation transactions, our operating partnership issued 327,835 LTIP units to our executive officers. The LTIP units were issued for services rendered or to be rendered to the operating partnership. The LTIP units are subject to forfeiture provisions that expire ratably on each of the first three anniversaries of the date of grant. Forfeitability provisions generally will expire on the death or disability of an employee or the termination of such employee by us or the operating partnership without cause.

The shares of common stock and LTIP units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. We relied on the exemption based on representations given by the recipients of the securities.

LTIP units are a special class of partnership interests in our operating partnership that initially have a liquidation value of zero. LTIP units will receive the same quarterly per unit profit distributions, if any, as common units of our operating partnership, except for disposition proceeds distributed prior to the corresponding “LTIP Equalization Date” for such LTIP units, as described below. (Common units in our operating partnership will receive a distribution amount per unit equal to the dividend amount per share of our common stock. We have not declared or paid any dividends to date.) Upon the LTIP Equalization Date, LTIP units may be converted, at the election of the holder, into one common unit in our operating partnership (or cash, at the election of our operating partnership). Common units in our operating partnership are redeemable at the election of the holder for (i) cash equal to the then fair market value of one share of our common stock, or (ii) at our option, one share of our common stock. For a description of LTIP units, including the LTIP Equalization Date, see Part III, Item 11. Executive Compensation – “2007 Equity Incentive Plan – Awards Under the 2007 Equity Incentive Plan – LTIP Units.”

Use of Proceeds from Registered Securities

On January 30, 2007, we consummated our IPO and sold 40,000,000 shares of our common stock to the public at a public offering price of $10 per share. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock. Including the over-allotment option exercise, we raised approximately $455.5 million in gross proceeds, resulting in estimated net proceeds to us of approximately $419.3 million, after deducting approximately $29.8 million in underwriting discounts and an estimated approximately $6.4 million in other expenses relating to the IPO. We contributed the net proceeds from our IPO to our operating partnership in exchange for common units of limited partnership interest. While we consummated our IPO after the period covered by this report, we have elected to disclose in this report our use of proceeds, to date, from our IPO.

All of the 45,550,000 shares were sold pursuant our registration statement on Form S-11 (registration no. 333-137457), which was declared effective by the Securities and Exchange Commission on January 24, 2007. We had registered a total of $644.0 million of common stock on our registration statement. Our offering pursuant to that registration statement is now complete and has been terminated.

Friedman, Billings, Ramsey & Co., Inc. and UBS Securities LLC acted as co-book running managers of our IPO, and KeyBanc Capital Markets, a division of McDonald Investments Inc., RBC Capital Markets Corporation, Blaylock & Company, Inc., Cabrera Capital Markets, Inc., and E.J. De La Rosa & Co., Inc. acted as co-managers.

As of March 15, 2007, our operating partnership had used an aggregate of approximately $309.6 million of the proceeds of our IPO, including proceeds from the over-allotment option exercise on February 14, 2007, as follows:

•	approximately $184.2 million to pay all principal and interest outstanding under the revolving credit facility in the principal amount provided to our predecessor business by CalPERS;

•	approximately $91.5 million to retire mortgage debt instruments secured by certain of the projects we acquired in our formation transactions;

•

approximately $2.8 million to fund the cash portion of the contribution value of the entities owning our projects, which cash is approximately equal to the taxes the contributors and their owners will owe as a result of the formation transactions and the cash payment itself and which cash reduced the number of shares of common stock the contributors would have otherwise received in the formation transactions;

•	approximately $4.6 million to retire a note held by Mr. Meruelo who had advanced funds to our predecessor business for development activities;

•

approximately $16.9 million ($11.5 million net of loan proceeds) to fund the cash portion of the purchase price for interests in certain of our projects subject to pending purchase and sale contracts we indirectly assumed (certain other projects remain subject to pending purchase and sale contracts or other purchase rights we indirectly assumed);

•	approximately $6.4 million to pay expenses related to our IPO; and

•	approximately $8.6 million for working capital purposes, including funding the costs of redeveloping our portfolio.

As of March 15, 2007, our operating partnership had approximately $118.3 in cash and cash equivalents.

Item 6.	Selected Financial Data

The following tables set forth summary historical financial and other data for our predecessor business. We have not presented historical financial information for Meruelo Maddux Properties, Inc. because we did not have any corporate activity before January 1, 2007, other than the issuance of 100 shares of common stock to each of Messrs. Meruelo and Maddux in connection with the initial capitalization of our company and entering into agreements with respect to our IPO and related formation transactions. Accordingly, we believe that a discussion of the results of operations of Meruelo Maddux Properties, Inc. would not be meaningful and have set forth below a summary of the results of operations of our predecessor only.

The following summary combined financial and other data for the years ended December 31, 2006, 2005, 2004 and 2003 reflect the historical financial data of Meruelo Maddux Properties Predecessor, which is not a legal entity but a combination of multiple limited liability companies and corporations previously owned by two affiliates of Mr. Meruelo and one affiliate of Mr. Maddux. The data for the years ended December 31, 2006, 2005 and 2004 has been derived from audited financial statements contained elsewhere in this report. The data for the year ended December 31, 2003 has been derived from audited financial statements not contained in this report. The year ended December 31, 2002 was derived from unaudited financial statements that are not contained in this report. The audited and unaudited historical combined financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of such dates and for such periods under U.S. generally accepted accounting principles.

None of the information below gives effect to our IPO and related formation transactions that occurred on January 30, 2007.

You should read the following summary historical combined financial and other data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited combined historical financial statements and related notes of our predecessor included elsewhere in this report.

Selected Consolidated Financial and Other Data

	Year ended December 31, Historical Combined of Our Predecessor
	2006	2005	2004	2003	2002
	(unaudited)
Revenue:

Rental income	$22,421,689	$16,525,986	$11,835,818	$8,068,350	$7,331,431

Management fees	285,200	602,200	142,000	138,000	135,000

Other income	751,010	792,982	627,929	173,084	320,318

	23,457,899	17,921,168	12,605,747	8,379,434	7,786,749

Expenses:

Rental expenses	10,103,719	7,673,683	5,089,380	3,432,687	2,987,483

Interest expense	24,243,283	15,831,556	6,187,563	2,650,499	2,856,447

Depreciation and amortization	5,071,673	3,161,551	1,987,090	1,344,020	1,310,840

General and administrative	6,045,106	4,221,711	1,934,610	932,717	880,310

	45,463,781	30,888,501	15,198,643	8,359,923	8,035,080

Operating (loss) income	(22,005,882)	(12,967,333)	(2,592,896)	19,511	(248,331)

Interest income on affiliate notes receivable	3,614,317	2,942,213	—	—	—

(Loss) income from continuing operations	(18,391,565)	(10,025,120)	(2,592,896)	19,511	(248,331)

Discontinued operations:

Gain on sale of real estate	1,328,755	—	3,183,276	—	(58,119)

Net income (loss) before income taxes	(17,062,810)	(10,025,120)	590,380	19,511	(306,450)

Provision (benefit) for income taxes	—	—	—	—	—

Net income (loss)	$(17,062,810)	$(10,025,120)	$590,380	$19,511	$(306,450)

Selected Consolidated Financial and Other Data

	Year ended December 31, Historical Combined of Our Predecessor
	2006	2005	2004	2003	2002
	(unadited)
Balance Sheet Data (at period end):

Investments in real estate	494,809,173	407,648,830	122,189,958	64,668,785	48,750,723

Total assets	508,056,551	427,352,334	125,809,779	66,753,057	50,473,274

CalPERS and mortgages notes	492,643,062	431,141,298	109,406,416	58,749,998	45,380,964

Total liabilities	553,114,102	449,733,281	119,206,545	68,740,202	52,895,547

Owners’ equity (deficit)	(45,057,551)	(22,380,947)	6,603,234	(1,987,145)	(2,422,273)

Total liabilities and stockholders’ / owners equity	508,056,551	427,352,334	125,809,779	66,753,057	50,473,274

Other Data:

EBITDA(1)	12,252,146	8,967,987	8,765,033	4,014,030	3,860,837

Cash flows from :

Operating activities	(15,851,774)	(17,169,743)	(1,898,991)	1,627,211	1,711,096

Investing activities	(62,260,968)	(276,181,138)	(56,110,430)	(16,745,012)	(2,303,145)

Financing activities	70,998,694	301,852,466	58,814,918	15,250,151	629,013

Reconciliation of EBITDA to Net Income (Loss):

Net income (loss)	$(17,062,810)	$(10,025,120)	$590,380	$19,511	$(306,450)

Plus:

Interest expense	24,243,283	15,831,556	6,187,563	2,650,499	2,856,447

Depreciation and amortization	5,071,673	3,161,551	1,987,090	1,344,020	1,310,840

Provision (Benefit) for income taxes	—	—	—	—	—

EBITDA(1)	$12,252,146	$8,967,987	$8,765,033	$4,014,030	$3,860,837

(1)	EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure for us and for our stockholders and is a complement to net income and other financial performance measures provided in accordance with generally accepted accounting principles in the United States of America, or GAAP. We use EBITDA to measure the financial performance of our operating properties because it excludes expenses such as depreciation and amortization, taxes and interest expense, which are not indicative of operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. By excluding depreciation and amortization expense, which can vary from property to property based on a variety of factors unrelated to the properties’ financial performance, we can more accurately assess the financial performance of our properties. Under GAAP, real estate properties are recorded at historical cost at the time of acquisition and are depreciated on a straight line basis. By excluding depreciation and amortization, we believe EBITDA provides a basis for measuring the financial performance of properties unrelated to historical cost. However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the combined financial statements of our predecessor business and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements included below that are not historical may be forward-looking statements, including information concerning development timing and investment amounts. See “Special Note Regarding Forward-Looking Statements.” These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Although the information is based on our current estimations, actual results could vary. You are cautioned not to place undue reliance on this information. For a discussion of important risks related to our business, and an investment in our common stock, see the discussion under the caption “Risk Factors” above and under the caption “Factors That May Influence Future Results of Operations” below. References in the discussion below to “we,” “our,” “us” or “our company” on a historical basis refer to our predecessor business, Meruelo Maddux Properties, and, on a pro forma basis giving effect to our offering and our formation transactions, refer to Meruelo Maddux Properties, Inc. and its direct and indirect subsidiaries.

Overview and Background

Our Company

We are Meruelo Maddux Properties, Inc., a Delaware corporation organized on July 5, 2006 to acquire substantially all of the interests and assets and to succeed to the business of our predecessor, Meruelo Maddux Properties, which we will collectively refer to herein as our predecessor business. Our predecessor business is a combination of entities whose controlling interest is owned by Richard Meruelo and non-controlling interest is owned by John Charles Maddux. We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”) and refer to our structure as an Up-C structure, which is similar to the umbrella partnership real estate investment trust, or UPREIT, structure used by many real estate investment trusts, or REITs.

On January 30, 2007, we consummated our initial public offering (our “IPO”) and sold 40,000,000 shares of our common stock to the public. On February 14, 2007, we issued 275,207 shares to affiliates of Messrs. Meruelo and Maddux that we had a contingent obligation to issue (we have a remaining obligation to issue up to 2,261,388 shares), and the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock. Including the shares issued in the over-allotment option, we raised approximately $425.7 million in net proceeds in our IPO, after the underwriting discount but before expenses related to the IPO.

Concurrent with the consummation of our IPO and the formation of a limited partnership, Meruelo Maddux Properties, L.P. (which we refer to as our “operating partnership”), we engaged in certain formation transactions with the constituent components of our predecessor business (consisting of several limited liability companies and corporations) and the former owners of those components. Our formation transactions were designed to (i) continue the operations of our predecessor business, (ii) pay down existing mortgage debt, (iii) payoff the CalPERS mezzanine loan facility, (iv) provide capital for future acquisitions, (v) fund future development costs, and (vi) establish a capital reserve for general corporate purposes.

As of January 30, 2007, the operations of our company are carried on primarily through our operating partnership. Our company is the sole general partner in our operating partnership. Pursuant to contribution agreements among us and the owners of our predecessor business, we received a contribution of interests in real estate properties in exchange for shares of common stock in our company, cash tax coverage payments and our assumption of debt and other specified liabilities. Our predecessor business combines 50 limited liability companies and three S-corporations with their respective member/ownership interests. In connection with our IPO and our formation transactions, we acquired entities that own, or that are party to pending purchase and sale agreements, build-to-suit contracts, options to purchase and leases in respect of 34 development and redevelopment projects and 19 projects that have been developed.

Following the formation transactions and consummation of our offering, we have 100% ownership interests in each of the entities (which have ownership, leasehold or acquisition rights in respect of the projects indicated in parentheses) as summarized in the table below.

Rental Properties:

•	788 South Alameda, LLC (788 S. Alameda)

•	Merco Group — 3185 E. Washington Boulevard, LLC (Washington Cold Storage)

•	Meruelo Maddux — 500 Mateo Street, LLC (500 Mateo Street)

•	Alameda Produce Market, Inc. (Alameda Square & Seventh Street Produce Market)

•	Meruelo Wall Street, LLC (Meruelo Wall Street)

•	Merco Group — 620 Gladys Avenue, LLC (620 Gladys Avenue)

•	Meruelo Maddux Properties — 1919 Vineburn Street, LLC (1919 Vineburn Avenue)

•	Merco Group — 1500 Griffith Avenue, LLC (1500 Griffith Avenue)

•	Santa Fe Commerce Center, Inc. (Crown Commerce Center)

•	905 8th Street, LLC (905 E. 8th Street)

•	Merco Group — 1211 E. Washington Boulevard, LLC (1211 E. Washington Blvd. & Washington at Central Retail)

•	Meruelo Maddux — 3rd & Omar Street, LLC (3rd & Omar Street)

•	Merco Group, LLC (Sky Arc—Development Project and Southern California Institute of Architects—Operating Project)

•	Santa Fe & Washington Market, Inc. (American Apartments)

•	Merco Group — 2001-2021 West Mission Boulevard, LLC (Pomona Village and Pomona Retail)

•	Meruelo Farms, LLC (Center Village)

•	Meruelo Maddux Properties — 306-330 N. Avenue 21, LLC (2131 Humboldt Street)

•	Merco Group — 5707 S. Alameda, LLC (5707 S. Alameda)

•	Meruelo Maddux — 1000 E. Cesar Chavez, LLC (1000 E. Cesar Chavez)

•	Meruelo Maddux Properties — 1800 E. Washington Boulevard, LLC (1800 E. Washington Blvd.)

•	Merco Group — Little J, LLC (TransAmerica Lofts – Operating Project and Southpark Towers – Development Project)

Real Estate Held for Development:

•	2640 Washington Boulevard, LLC (Washington Produce Market)

•	Meruelo Maddux — 555 Central Avenue, LLC (American Fish)

•	Meruelo Maddux — 3000 E. Washington Blvd., LLC (3000 E. Washington Blvd.)

•	Meruelo Maddux Properties — 2131 Humboldt Street, LLC (2131 Humboldt Street)

•	Merco Group — Ceres Street Produce, LLC (Ceres Street Produce Market)

•	Meruelo Maddux — 2415 E. Washington Blvd., LLC (Crown Commerce Center)

•	Meruelo Maddux Properties — 2951 Lenwood Road, LLC (Barstow Produce Center)

•	Wall Street Market, LLC (Wall Street Market)

•	Merco Group — 1225 E. Washington Boulevard, LLC (Crown Commerce Center)

•	1828 Oak Street, LLC (1828 Oak Street)

•	Merco Group — 4th Street Center, LLC (4th Street Center)

•	Merco Group — 2529 Santa Fe Avenue, LLC (Santa Fe Plaza)

•	Merco Group — 425 West 11th Street, LLC (Desmond Building)

•	Merco Group — 1308 S. Orchard, LLC (Musica Latina Building)

•	Merco Group — 801 E. 7th Street, LLC (801 E. 7th Street)

•	Merco Group — Camfield Avenue, LLC (Camfield Retail Center and Gold’s Gym & Storage)

•	Merco Group — Overland Terminal, LLC (Overland Terminal)

•	Meruelo Maddux — 230 W. Avenue 26, LLC (230 W. Ave. 26th)

•	Meruelo Maddux Properties — 760 S. Hill Street, LLC (The Union Lofts)

•	Meruelo Maddux — 845 S. Flower Street, LLC (717 W. 9th Street)

•	Meruelo Maddux — 915-949 S. Hill Street, LLC (Ullman Tower One)

•	Meruelo Maddux — 817-825 S. Hill Street, LLC (Ullman Tower Two)

•	Merco Group — Southpark, LLC (Southpark Towers, TransAmerica Lofts & Olive Street Towers)

•	Meruelo Maddux — 336 W. 11th Street, LLC (Southpark Towers)

•	Meruelo Chinatown, LLC (Meruelo Chinatown Village)

•	Meruelo Baldwin Park, LLC (Meruelo Baldwin Park)

•	Meruelo Maddux Properties — 1060 N. Vignes, LLC (Vignes Village)

•	Meruelo Maddux Properties — 1009 North Citrus Avenue, Covina, LLC (Citrus Gardens)

•	Merco Group — 146 E. Front Street, LLC (Covina Gardens)

•	Meruelo Maddux Properties — 12385 San Fernando Road, LLC (San Fernando Court)

Other Entities:

•	Meruelo Maddux Construction, Inc.

•	Meruelo Maddux California Future Fund, LLC

We are a self-managed, full-service real estate company that develops and redevelops commercial and residential properties located in downtown Los Angeles and other densely populated urban areas in California that are undergoing demographic or economic change. Our focus is on developing or redeveloping properties that have alternate more profitable uses. Once we develop our properties, we intend to own and operate most of the industrial and commercial properties. With respect to our residential developments, we want maximum flexibility to achieve the highest return. Accordingly, where permissible, we will develop our residential projects in compliance with the typically more stringent entitlement requirements of for-sale projects, which should allow us either to sell or to rent these residential units. Depending on the circumstances, we may sell individual units or retain ownership and rent units or enter into a tax-free exchange in bulk through our operating partnership.

Within the 54 entities of our predecessor business there are 54 projects which consist of approximately 140 land parcels and approximately 287 acres. Included in these projects are approximately 80 acres of land located in downtown Los Angeles, compared to a 27-block area on approximately 143 acres in the financial district of downtown Los Angeles, often referred to as Bunker Hill, that contains the bulk of the current class A high-rise office buildings, major hotels and retail properties presently in downtown Los Angeles. We believe we are the largest non-government land-owner in downtown Los Angeles.

In connection with our IPO and our formation transactions, we acquired entities that own, or that were party to pending purchase and sale agreements, build-to-suit contracts, options to purchase in respect of 34 development and redevelopment projects and 20 projects that have been developed. After our IPO, we entered into property purchase agreements to acquire two additional projects. As of December 31, 2006, 16 of our projects had costs related to ongoing build-to-suit construction agreements and other acquisition deposits totaling approximately $8.0 million, and an additional $184.8 million in future acquisition costs related to certain of the 16 projects were contracted. After December 31, 2006 through March 15, 2007, we made purchases relating to three of the 16 projects for an aggregate price of $18.4 million ($16.9 million net of deposits). We also entered into purchase agreements after our IPO to acquire one new project and an additional parcel for an existing project for an aggregate purchase price of approximately $26.5 million. During the remainder of 2007 after March 15, we expect to use approximately $47.8 million of our IPO proceeds to fund the cash portion of the purchase price for interests in eight of the remaining original 16 projects and the cash portion of the purchase price for the new project and additional parcel. We expect to fund the cash portion of the purchase price for the remaining original five projects during 2008 for approximately $120.1 million.

The 54 projects include nine food industry projects, nine wholesale projects, 19 small tenant projects and 17 residential projects. For a summary of our projects, see Part I, Item 1 “Business.”

Our Projects

We have a wide range of project types, including commercial and residential projects. We believe these projects are well positioned in urban areas undergoing demographic, structural and/or economic change and present the opportunity to create value in otherwise obsolete or undervalued properties for our investors. Our projects were selected by our management for the purpose of increasing our return on investments while also having social benefits such as upgrading existing infrastructure instead of building new infrastructure, as well as reducing automobile reliance by locating businesses, customers and employees closer to each other and to existing public transit systems. This emerging category of urban infill development is called “Smart Growth” or “Transit Oriented Development.” By definition, urban infill is the development of vacant land or redevelopment of underused structures in built-up areas that have infrastructure and other public services in place. We believe our projects in downtown Los Angeles and our other projects are well positioned for Smart Growth.

To minimize our holding cost, as of December 31, 2006, 16 of our projects are currently not fully purchased but are subject to option to purchase, long-term purchase contracts or other acquisition rights. Eleven of our projects will be purchased with the use of proceeds from our IPO totaling approximately $64.7 million; the remaining five projects subject to acquisition rights have commitment dates, if any, after December 31, 2007 and have a total purchase price of $124.5 million ($120.1 million net of deposits).

Our projects are generally purchased for the purpose of developing, redeveloping, renovating or repositioning them for their highest and best use to maximize the return on investment, to create Smart Growth and to provide the community with social benefits. Some of our projects involve an approach of obtaining separate small parcels of land over time with a long term goal of controlling a larger, more valuable contiguous property in the aggregate. We seek properties in neighborhoods that are in the early stages of revitalization. We also seek opportunities to achieve more attractive rental rates by meeting the needs of certain premium space users. We focus on dense urban areas which are undergoing demographic, structural or economic change and places where a significant portion of the properties and participants are historically of a non-institutional nature. We also look for areas with an inventory of obsolete buildings or buildings that are no longer relevant to the changing demographic or economic profile of the surrounding market. We seek projects near existing infrastructure such as transportation. Our business philosophy is to seek projects that have both tangible economic and social benefits by creating new employment, needed services for underserved communities and residential areas in a livable urban environment for an ethnically and economically diverse population. We believe our management has the experience and expertise to effectively achieve these goals.

Significant Financing Transaction

The State of California Public Employee’s Retirement System, or CalPERS, has been a substantial investor in our predecessor business. CalPERS has provided our predecessor business with capital in the form of a revolving credit facility in the principal amount of approximately $150.0 million. We used a portion of the net proceeds of our offering to pay all amounts outstanding under the CalPERS facility and terminated the facility. We further reduced interest expense by repaying approximately $108.5 million of net principal mortgage debt secured by our projects. We also repaid the associated accrued interest of $30.7 million and $2.0 million for CalPERS and other mortgage debt, respectively.

Revenue Base

As of December 31, 2006, we had 24 projects that were classified as rental properties. We receive income primarily from rental income (including tenant reimbursements), from commercial and industrial properties which are included as rental income in the financial statements of our company and our predecessor business. We also generate a small amount of management fee revenue by providing property management, leasing and development services to properties that are owned by affiliates. However, our business plan is distinctive in that we focus on urban infill development and on finding different, more profitable uses for existing urban properties. Such properties may have substantial vacancies or unstable occupancies or require major renovation for a new use. Because we are foremost a redeveloper and the large majority of our projects are not complete, we do not believe that the results of our current leasing operations are indicative of the inherent value of our existing portfolio.

Critical Accounting Policies

Our discussion and analysis of the historical financial condition and results of operations of our predecessor are based upon the combined financial statements, and schedules which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Actual amounts may differ from those estimates and assumptions. We have provided a summary of our significant accounting policies in Note 2 to the combined financial statements and schedule of our predecessor business included elsewhere in this report. We have summarized below those accounting policies that require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of that date.

Real Estate Held for Development

Real estate held for development is composed of land costs, entitlement costs, building improvements, direct costs of construction, interest and property taxes. We start to capitalize real estate held for development as we take steps required to prepare the property for its intended use. We reduce these capitalized costs for incidental revenue generated from tenant leases, parking income and movie shoots. Capitalization ends when the qualifying assets are ready for their intended use or development activities cease.

Rental Properties

Rental properties, including land, building improvements and capitalized leasing commissions, are stated at cost, less accumulated depreciation. Depreciation is being provided on a straight-line basis over the estimated useful lives of the assets. Buildings and building improvements are depreciated over 39 years and tenant improvements are amortized equally over the lesser of the useful lives of the improvements or the related lease terms. Capitalized lease commissions are amortized over the term of the related leases.

Costs related to the acquisition and improvement of the rental properties are capitalized, while expenses for repairs and maintenance are charged to operations as incurred. Certain expenses such as property taxes, utilities and repair and maintenance costs are chargeable to the tenants as provided in their lease agreements. Such reimbursements are recorded as rental income in the combined statement of operations for our predecessor business. Costs related to terminated deal costs are expensed when we cease due diligence and related acquisition efforts.

The acquisition of real estate properties is accounted for in accordance with SFAS No. 141, Business Combinations, whereby the value of real estate acquired is allocated between land, buildings and improvements, acquired leasing commissions and tenant coordination costs, and to acquire above- and below-market leases and tenant relationships. The fair value of tangible assets is determined on an “as-if-vacant” basis based upon comparable sales and other relevant information obtained in connection with the acquisition of the property. The estimated fair value of acquired in-place at-market leases are the costs we would have incurred to lease property to the occupancy level of the property at the date of acquisition. Such estimate includes the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to eight to nine months. These allocations have a direct impact on our results of operations as allocations between land, buildings and improvements because, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to allocating the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition (SAB 104), as amended. SAB 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases and minimum rents are recognized on lease terms exceeding one year on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in accounts receivable in the combined balance sheets. Recoveries from tenants for common area maintenance expenses, real estate property taxes and other recoverable operating expenses are recognized as revenue in the period the associated costs are incurred. In addition, our predecessor business records a capital asset for leasehold improvements constructed by our predecessor business that are reimbursed by tenants, with the offsetting amount recorded to deferred revenue which is included in accrued expenses and other liabilities. The deferred revenue is amortized as additional rental revenue over the life of the related lease.

We maintain an allowance for estimated losses that may result from the inability of tenants to make required lease payments. If a tenant fails to make contractual payments beyond any allowance, our company may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent receivable. Historically, charges to bad debt expense for uncollectible tenant rents have not been significant.

Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees are recorded when the related leases are canceled and our company has no continuing obligation to provide services to such former tenants. Lease termination fees are included in rental revenues and were not material for the years ended December 31, 2006, 2005 and 2004.

We recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and accounts for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Evaluation of Asset Impairment

We evaluate a property for potential impairment when events or changes in circumstances indicate that the current book value of the property may not be recoverable pursuant to SFAS No. 144, Accounting for the

Impairment or Disposal of Long-Lived Assets. In the event that these periodic assessments result in a determination that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. Estimates of expected future net cash flows are inherently uncertain and are based on assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. These estimates require us to make assumptions relating to, among other things, future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. While no indicators of impairment were identified at December 31, 2006 or 2005, a change in our strategy or a significant change in market conditions could require that we recognize an impairment loss, and such a loss could be material.

Factors That May Influence Future Results of Operations

The following is a summary of the more significant factors we believe may affect our results of operations. For a more detailed discussion regarding the factors that you should consider before making a decision to acquire shares of our common stock, see the information under the caption “Risk Factors” elsewhere in this report.

Development and Redevelopment Activities

We believe that our development and redevelopment activities present growth opportunities for us over the next several years. We continually evaluate the size, timing and scope of our development and redevelopment initiatives and, as necessary, sales activity to reflect the economic conditions and the real estate fundamentals that exist. However, development and redevelopment of our projects is highly speculative and subject to timing, budgeting and other risks, including cyclical over-building or over-investing within certain real estate submarkets and changing political situations that may interfere with our proposed uses of projects. In particular, we are subject to increases in the costs of materials (especially in the price of steel, lumber, dry wall, copper and concrete, which are significant components of construction costs) caused by changing market conditions, including increased global demand. We are also affected by changes in laws and regulations (including the land use entitlement processes), particularly in the City of Los Angeles, fiscal policies and zoning ordinances and the related costs of compliance with laws, their regulations and policies. Finally, increases in interest rates will increase our borrowing costs and our overall development or redevelopment costs for a project. In addition, customers may be unwilling or unable to purchase our for-sale residential units at times when mortgage-financing costs are high or as borrower credit quality declines. The occurrence of one or more of these events could adversely affect our financial condition, results of operations and cash flows.

Rental Revenue

The amount of net rental income generated by our rental properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space as well as space in newly developed or redeveloped properties and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates. We operate in the greater Los Angeles area and, accordingly, market conditions in this area have a significant impact on our results of operations.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets as well as the desirability of our individual properties. As of December 31, 2006, approximately 512,829 square feet, or 17.5% of the square footage held for lease, of our initial portfolio of wholly-owned projects was available for lease. To allow for flexibility in our redevelopment strategy, we generally seek to execute month-to-month leases with tenants in our properties that have not yet been developed to their highest and best use. As of December 31, 2006, month-to-month leases represent approximately 23.4% of the rentable square footage of our portfolio of owned projects. The following table sets forth a summary schedule of lease expirations for leases in place at our owned projects as of December 31, 2006:

Year of Lease Termination(1)	Number of Leases Expiring	Square Footage of Expiring Lease	Percentage of Total Rentable Square Feet(2)	Annualized Base Rent of Expiring Leases(3)	Percentage of Portfolio Annualized Base Rent
Month to Month	228	687,268	23.4%	$11,300,565	46.7%

2007	38	504,680	17.2%	4,706,196	19.4%

2008	11	883,723	30.1%	4,274,964	17.7%

2009	5	176,845	6.0%	892,757	3.7%

2010	2	87,641	3.0%	1,311,000	5.4%

2011	1	59,000	2.0%	1,416,000	5.8%

2012	1	24,694	0.8%	312,000	1.3%

Total	286	2,423,850	82.5%	$24,213,481	100.0%

(1)	There are no current lease terminations for the years ending December 31, 2013 through December 31, 2016.
(2)	Based on total square footage of 2,936,679 which is the square footage of space leased or available or offered for lease and excludes substantial portions of square footage in the projects that is not available or offered for lease because of redevelopment or repositioning activities.
(3)	Based on annualized base rents paid or payable as of December 31, 2006. Because annualized base rent is not derived from historical results that were accounted for in accordance with accounting principles generally accepted in the Unites States, historical results differ from the annualized amounts.

Currently, our largest tenant is American Apparel. American Apparel leased 750,273 rentable square feet of industrial space as of December 31, 2006. On a pro forma basis, this lease represents 11.3% of our total annual rental and tenant reimbursements revenues for the year ended December 31, 2006. The lease expires on December 31, 2008. No other tenant comprises more than 10.0% of our portfolio’s total rentable square feet or annualized base rental revenues.

Results of Operations of Predecessor Business

From our formation and through December 31, 2006, we did not have any corporate activity other than the issuance of 100 shares of common stock to each of Messrs. Meruelo and Maddux in connection with the initial capitalization of our company and the payment of $225,304 of expenses related to our offering and the execution of the agreements that later provided for our formation transactions. Accordingly, we believe that a discussion of the results of operations of Meruelo Maddux Properties, Inc. would not be meaningful, and, where applicable, we have set forth below a discussion of the results of operations of our predecessor only.

Our combined results of operations for the years ended December 31, 2006, 2005 and 2004 reflect the operations of acquired properties from the respective dates of acquisition. Our predecessor business and affiliates closed on four properties during 2004, 36 during 2005, eight during 2006, as more fully described in Schedule III – Combined Real Estate and Accumulated Depreciation, which appears beginning on page F-26 of this report. The table below summarizes the consolidated results of operations of our predecessor business:

Summary Consolidated Financial and Other Data

	Year ended December 31,
	Predecessor
	2006	2005	Increase (Decrease)

Revenue:

Rental income	$22,421,689	$16,525,986	$5,895,703	35.7%

Management fees	285,200	602,200	(317,000)	-52.6%

Other income	751,010	792.982	(41,972)	-5.3%

	23,457,899	17,921,168	5,536,731	30.9%

Expenses:

Rental expenses	10,103,719	7,673,683	2,430,036	31.7%

Interest expense	24,243,283	15,831,556	8,411,727	53.1%

Depreciation and amortization	5,071,673	3,161,551	1,910,122	60.4%

General and administrative	6,045,106	4,221,711	1,823,395	43.2%

	45,463,781	30,888,501	14,575,280	47.2%

Operating (loss) income	(22,005,882)	(12,967,333)	(9,038,549)	69.7%

Interest income on affiliate notes receivable	3,614,317	2,942,213	672,104	22.8%

(Loss) income from continuing operations	(18,391,565)	(10,025,120)	(8,366,445)	83.5%

Discontinued operations:

Gain on sale of real estate	1,328,755	—	1,328,755	N/A

Net income (loss) before income taxes	(17,062,810)	(10,025,120)	(7,037,690)	70.2%

Provision (benefit) for income taxes	—	—	—	N/A

Net income (loss)	$(17,062,810)	$(10,025,120)	$(7,037,690)	70.2%

Historical Results of Operations

Comparison of years ended December 31, 2006 to year ended December 31, 2005

Rental income. Rental income increased by $5.9 million, or 35.7%, to $22.4 million for the year ended December 31, 2006 compared to $16.5 million for the year ended December 31, 2005. An increase of $1.6 million is attributable to having a full year of operations for Center Village, Pomona Village, Pomona Retail, 620 Gladys Avenue and 1500 Griffith for the year ended December 31, 2006 compared to approximately 10 months during the prior year. Another $2.1 million is due to the purchase during the second half of 2005 of the Southern California Institute of Architecture building, 1919 Vineburn Avenue and a portion of 2131 Humboldt Street. Also an increase of $1.4 million is attributable to the completion of the Washington Cold Storage and 788 S Alameda projects in 2006.

Management fees. Management fees decreased by $0.3 million, or 52.6%, to $0.3 million for the year ended December 31, 2006 compared to $0.6 million for the year ended December 31, 2005. The decrease is primarily attributable to a one-time consulting fee for the sale of property owned by Homero and Belinda Meruelo during 2005 with no corresponding consulting fee during 2006.

Other income. Interest and other income decreased by $41,972, or 5.3%, to $751,010 for the year ended December 31, 2006 compared to $792,982 for the year ended December 31, 2005. The decrease is primarily due to generating less income from temporarily leasing properties for filming offset by an increase in non-rental operating income from the Coffee Beanery, a coffee franchise we operate at one of our projects.

Operating expenses. Operating expenses related to rental properties increased by $2.4 million, or 31.7%, to $10.1 million for the year ended December 31, 2006 compared to $7.6 million for the year ended December 31, 2005. The increase is due to operating Center Village, Pomona Village, Pomona Retail, Washington Cold Storage, and other projects for more months during 2006 than during 2005.

Interest expense. Interest expense increased by $8.4 million, or 53.1%, to $24.2 million for the year ended December 31, 2006 compared to $15.8 million for year ended December 31, 2005. The increase is due to a higher amount of debt on more properties over the previous year and an increase in the effective interest rate primarily attributable to the CalPERS note.

Depreciation and amortization expense. Depreciation and amortization expense increased by $1.9 million, or 60.4%, to $5.1 million for the year ended December 31, 2006 compared to $3.2 million for the year ended December 31, 2005. This increase was due to additional depreciation and amortization expense resulting from property acquisitions and amortization of loan costs associated with the CalPERS note.

General and administrative expenses. General and administrative expenses increased by $1.8 million, or 43.2%, to $6.0 million for the year ended December 31, 2006 compared to $4.2 million for the year ended December 31, 2005. The increase is due increased salary for the administrative staff and related expenses as more acquisitions were completed.

Interest income on affiliate notes receivable. Interest income increased by $0.7 million, or 22.8%, to $3.6 million for the year ended December 31, 2006 compared to $2.9 million for the year ended December 31, 2005. The increase is primarily attributable to having a full year of interest on the affiliate note receivable from Taylor Yards for the year ended December 31, 2006 versus nine and one-half months for 2005. Another reason for the increase is that in January 2006 the note receivable from Taylor Village increased due to the purchase of an adjacent property.

Gain on sale of real estate. Gain on sale of real estate increased by $1.3 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, due to the sale of a development property (Leonis Cold Storage) to an unrelated third party in May 2006. Our predecessor business did not sell any properties during in 2005.

Summary Consolidated Financial and Other Data

	Year ended December 31,
	Predecessor
	2005	2004	Increase (Decrease)

Revenue:

Rental income	$16,525,986	$11,835,818	$4,690,168	39.6%

Management fees	602,200	142,000	460,200	324.1%

Other income	792,982	627,929	165,053	26.3%

	17,921,168	12,605,747	5,315,421	42.2%
Expenses:

Rental expenses	7,673,683	5,089,380	2,584,303	50.8%

Interest expense	15,831,556	6,187,563	9,643,993	155.9%

Depreciation and amortization	3,161,551	1,987,090	1,174,461	59.1%

General and administrative	4,221,711	1,934,610	2,287,101	118.2%

	30,888,501	15,198,643	15,689,858	103.2%

Operating (loss) income	(12,967,333)	(2,592,896)	(10,374,437)	400.1%

Interest income on affiliate notes receivable	2,942,213	—	2,942,213	N/A

(Loss) income from continuing operations	(10,025,120)	(2,592,896)	(7,432,224)	286.6%

Discontinued operations:

Gain on sale of real estate	—	3,183,276	(3,183,276)	N/A

Net income (loss) before income taxes	(10,025,120)	590,380	(10,615,500)	-1798.1%

Provision (benefit) for income taxes	—	—	—	N/A

Net income (loss)	$(10,025,120)	$590,380	$(10,615,500)	-1798.1%

Comparison of year ended December 31, 2005 to year ended December 31, 2004

Rental income. Rental income increased by $4.7 million, or 39.6%, to $16.5 million for the year ended December 31, 2005 compared to $11.8 million for the year ended December 31, 2004. The increase is primarily due to the acquisition of operating properties during 2005. Increases of $2.1 million and $1.3 million are attributable to the acquisitions of Center Village, and Pomona Village and Pomona Retail, respectively, with an increase of $0.8 million attributable to other acquired operating properties during 2005. Another $0.5 million is attributable to increased revenue at existing properties.

Management fees. Management fees increased by $0.5 million, or 324.1% to $0.6 million for the year ended December 31, 2005, from $0.1 million for the year ended December 31, 2004. The increase is primarily attributable to the acquisition of Taylor Yards in March 2005 and a one-time consulting fee for the sale of property owned by Homero and Belinda Meruelo.

Other income. Other income increased by $0.2 million, or 26.3%, to $0.8 million for the year ended December 31, 2005, compared to $0.6 million for the year ended December 31, 2004. The increase is primarily due to generating more income from temporarily leasing properties for filming.

Operating expenses. Operating expenses related to rental properties increased by $2.6 million, or 50.8%, to $7.7 million for the year ended December 31, 2005 compared to $5.1 million for the year ended December 31, 2004. The increase is primarily due to the acquisition and related increase in rental expenses of properties purchased during 2005, namely an increase of $1.5 million for Center Village and $0.5 million for other properties. The remaining increase of $0.6 million is primarily due to increased expenses at Meruelo Wall Street, Crown Commerce Center and 905 E. 8th Street.

Interest expense. Interest expense increased by $9.6 million, or 155.9%, to $15.8 million for the year ended December 31, 2005, compared to $6.2 million for the year ended December 31, 2004. The increase in interest expense is primarily due to obtaining additional mortgage debt and increasing the CalPERS debt facility for the operating properties purchased during 2005.

Depreciation and amortization expense. Depreciation and amortization expense increased by $1.2 million, or 59.1%, to $3.2 million for the year ended December 31, 2005 compared to $2.0 million for the year ended December 31, 2004. The increase is mainly attributable to the acquisition of various properties during 2005 and loan amortization expenses associated with the CalPERS note.

General and administrative. General and administrative expenses increased by $2.3 million, or 118.2%, to $4.2 million for the year ended December 31, 2005 compared to $1.9 million for the year ended December 31, 2004. The increase is attributable to terminated deal costs of $1.4 million compared to no related costs for the prior year and increased salary for the administrative staff and related expenses as more acquisitions were completed.

Interest income on affiliate notes receivable. Interest income on notes receivable from affiliates increased by $2.9 million for the year ended December 31, 2005 compared to no interest income for the year ended December 31, 2004. This increase is due to the acquisition of the Taylor Yards project in March 2005.

Liquidity and Capital Resources

As of December 31, 2006, our combined indebtedness consisted of approximately $148.3 million in fixed rate mortgage notes secured by real estate, $194.3 million in variable rate mortgage notes secured by real estate, and $150.0 million in mezzanine financing from CalPERS. As of December 31, 2006, the carrying value of the real estate securing the fixed and variable rate mortgages was approximately $471.7 million.

	December 31, 2006 Historical
	Principal Balance	Weighted Average Interest Rate	Current Principal Due(1)
Fixed rate mortgage debt	$148,293,322	8.68%	$42,563,043

Variable rate mortgage debt	194,349,741	8.66%	145,729,593

Mezzanine loan (2)	150,000,000	18.00%	—

	$492,643,063	11.51%	$188,292,636

(1)	Includes principal payments due within twelve months, or through December 31, 2007.
(2)	December 31, 2006 historical balance excludes $31,564,979 in accrued interest.

On January 30, 2007, we consummated our IPO and sold 40,000,000 shares of our common stock to the public. Concurrently with our IPO, we made a series of transactions, which we refer to as our “formation transaction,” pursuant to which we acquired our initial projects. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock. Including the shares issued in the over-allotment option, we raised approximately $425.7 million in net proceeds in our IPO, after the underwriting discount but before expenses related to the IPO. We also issued 275,207 shares of common stock to affiliates of Messrs. Meruelo and Maddux that we were contingently obligated to issue. (We have an ongoing contingent obligation to issue up to 2,261,388, as of January 30, 2007.)

As of March 15, 2007, we had used an aggregate of approximately $309.6 million of the proceeds of our IPO, including proceeds from the issuance of the over-allotment option exercised on February 14, 2007, as follows:

•

Approximately $184.2 million to pay off $150.0 million in principal amount of debt of our predecessor business under the revolving credit facility with CalPERS and approximately $34.2 million in related current and accrued deferred interest.

•

Approximately $91.5 million to pay off approximately $90.1 million of net principal mortgage debt investments secured by certain of the projects we acquired in the formation transactions and approximately $1.4 million in related interest and penalties.

•

Approximately $2.8 million to fund the cash portion of the contribution value of the entities owning our projects, which cash is approximately equal to the taxes the contributors and their owners will owe as a result of the formation transactions and the cash payment itself and which cash reduced the number of shares of common stock the contributors would have otherwise received in the formation transactions.

•	Approximately $4.6 million to retire a note held by Mr. Meruelo who had advanced funds to our predecessor business for development activities;

•	Approximately $16.9 million ($11.5 million net of loan proceeds) to fund the cash portion of the purchase price for interests in three of our projects.

•	Approximately $6.4 million to pay expenses related to our IPO; and

•	Approximately $8.6 million for working capital purposes, including funding the costs of redeveloping our portfolio.

As of March 15, 2007, we had cash and cash equivalents of $118.3 million. We expect that we will use before year end approximately $74.3 million to fund the cash portion of the purchase price for interests in the 10 projects listed below (two of which interests we put under purchase contract after our IPO):

Project	Cash Purchase Price
Pomona Village and Pomona Retail (two projects)	$19.5 million
Meruelo Baldwin Park	4.4 million
620 Gladys Avenue	9.1 million
San Fernando Court	0.9 million
Santa Fe Plaza	4.3 million
American Fish	4.7 million
1828 Oak Street	4.2 million
905 E. Eighth Street	0.7 million
2000 San Fernando Road	20.0 million
Center Village	6.5 million

Total	$74.3 million

As of March 31, 2007, we owe approximately $19.7 million to pay off principal and accrued interest on a mortgage note. We have postponed paying off this note to avoid a prepayment penalty since this note required us to pay a minimum of 18 months of interest. With the pay off of this note, we will have successfully paid off all the debt targeted in the registration statement.

The following table sets forth certain information with respect to the indebtedness that is outstanding after the consummation of our offering and formation transactions:

	December 31, 2006 Pro Forma(1)
	Principal Balance	Weighted Average Interest Rate	Current Principal Due(2)
Fixed rate mortgage debt	$124,271,722	7.19%	$78,584

Variable rate mortgage debt	109,827,666	8.42%	70,566,633

	$234,099,388	7.77%	$70,645,217

(1)	Pro forma indebtedness excludes mortgage debt incurred after December 31, 2006.
(2)	Includes principal payments due within twelve months, or through December 31, 2007.

As of January 30, 2007, immediately following the consummation of our IPO and formation transactions including the proceeds from the exercise of the underwriters’ over-allotment option, our debt-to-total-assets ratio (using the undepreciated cost of our assets, which, for our initial projects acquired in our formation transactions, is the contribution value) was approximately 21.5%. Using our notes payable secured by real estate and our total assets, our debt-to-total-assets ratio was approximately 33.0%. On a going forward basis our targeted debt-to-total-assets ratio is 60.0% to 70.0% (using the undepreciated cost of our assets, including the contribution value for our initial projects acquired in our formation transactions), although short-term financing needs related to the construction of projects may require us to maintain a higher ratio temporarily. We generally will decide whether to use debt or equity financing, or a combination of the two, to acquire a property by considering the most attractive interest rates, repayment terms and maturity dates available in the marketplace at the time, and will customize our financing strategy for each individual transaction.

As of December 31, 2006, our predecessor business had incurred, in the aggregate, approximately $277.8 million in costs related to our development projects. The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction financing. We also have, as of January 30, 2007, after our formation transactions and our IPO, approximately $124.3 million and $109.8 million in fixed and variable rate debt respectively. As this debt matures we intend to replace it with a combination of construction financing, permanent debt on operating properties, land loans or corporate debt.

Management believes that the company will have sufficient capital to satisfy our liquidity needs over the next 12 months. After we execute our debt reduction and acquisition strategies, we do not expect any significant changes in operating assets or liabilities. We initially expect to sustain negative cash flow from operating activities of approximately $0.5 million per month. We intend to improve cash flow by providing more leased space, improving occupancy, and increasing rental rates. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through additional secured construction borrowings and secured and unsecured long-term borrowings, dispositions of assets we do not intend to hold long-term, and the potential issuance of additional debt securities. We do not currently anticipate issuing any additional equity securities either of our company or our operating partnership other than pursuant to our equity incentive plan. We also do not intend to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity.

In connection with our IPO, we paid the entire balance of and terminated the credit facility provided by CalPERS to our predecessor business. We also elected not to enter into a $100.0 million senior secured revolving credit facility offered to us by KeyBank National Association, one of the underwriters of our IPO. We are, however, in discussion with various lenders to obtain senior unsecured revolving corporate credit facility with terms more favorable than the terms with the KeyBank credit facility.

We have incurred additional general and administrative expense as result of becoming a public company. We are or soon will be subject to reporting and other obligations under the Securities Exchange Act of 1934, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. These reporting and other obligations will cause us to incur significant expenses with respect to our internal audit and accounting resources that our predecessor business did not incur as a private company. We are upgrading our systems or creating new systems; implementing additional financial and management controls, reporting systems and procedures; expanding our internal audit function; and hiring additional accounting, internal audit and finance staff.

Contractual Obligations

The following tables provide information with respect to maturities and scheduled repayments of notes payable secured by real estate, the note payable to CalPERS which reflects the entire principal and interest amounts and other purchase contracts or option agreements on a historical combined basis of our predecessor business as of December 31, 2006.

	Payments due by period
	Less than 1 year(1)	1-3 years	3-5 years	More than 5 years	Total
Contractual Obligation at December 31, 2006

Notes payable secured by real estate	$188,292,636	$101,902,510	$32,567,000	$19,880,917	$342,643,062

Note payable to CalPERS	—	—	150,000,000	—	150,000,000

Interest payments—Secured Notes	21,557,351	12,916,295	6,246,583	4,412,932	45,133,161

Interest payments—CalPERS	9,885,417	19,797,917	125,490,309	—	155,173,643

Other purchase contracts or option agreements to acquire real estate	91,214,103	120,083,184	—	—	211,297,287

	$310,949,507	$254,699,906	$314,303,892	$24,293,848	$904,247,153

(1)	These amounts include all payments due in calendar 2007.

The approximately $234.1 million in debt identified in the table below is the debt that remained outstanding immediately after our formation transactions and the application of the net proceeds of our IPO.

Debt at December 31, 2006 (1)	Interest Rate		Principal Amount	Annual Debt Service (2)	Maturity Date (3)	Balance at Maturity
1500 Griffith Avenue	7.00	%(4)	$3,000,000	$210,000	1/24/2013	$3,000,000

The Union Lofts	7.35	%(5)	13,870,945	1,019,514	3/1/2008	13,870,945

Washington Cold Storage	6.93	%(6)	9,859,185	830,107	4/13/2016	8,425,422

Meruelo Wall Street	6.25	%(6)	21,121,563	1,728,171	7/5/2008	20,371,035

500 Mateo Street	7.00	%(6)	803,800	144,863	3/1/2016	—

2131 Humboldt Street	6.50	%(4)	7,000,000	455,000	1/1/2011	7,000,000

Alameda Square	6.75	%(6)	51,828,770	4,873,207	11/30/2008	48,704,673

Crown Commerce Center	7.48	%(6)	10,458,404	922,496	9/5/2011	9,614,943

905 E. 8th Street	6.95	%(4)	1,950,000	135,600	9/15/2007	1,950,000

Debt at December 31, 2006 (1)	Interest Rate		Principal Amount	Annual Debt Service (2)	Maturity Date (3)	Balance at Maturity
Barstow Produce Center	8.75	%(7)	4,377,132	382,999	12/15/2011	4,377,132

1800 E. Washington Blvd.	12.00	%(4)	8,250,000	990,000	10/27/2007	8,250,000

Center Village	9.25	%(8)	7,000,000	647,500	10/1/2008	7,000,000

Sky Arc	9.00	%(9)	19,000,000	1,710,000	10/1/2007	19,000,000

Southern California Institute of Architecture	8.50	%(10)	10,271,195	961,308	8/1/2011	9,756,769

1919 Vineburn Avenue	9.25	%(8)	5,500,000	508,750	7/1/2008	5,500,000

Olive Street Towers	8.50	%(11)	5,217,782	443,511	3/1/2007	5,340,000	(14)

3rd & Omar Street	8.50	%(11)	2,618,894	222,606	8/15/2010	2,625,000	(14)

Ullman Tower One	8.25	%(12)	10,583,293	873,122	11/1/2007	11,275,000	(14)

Southpark Towers	8.11	%(13)	25,000,000	2,026,703	8/1/2007	25,000,000

Ullman Tower Two	8.50	%(11)	6,388,426	543,016	5/1/2007	6,396,500	(14)

Alameda Square	8.00	%(4)	10,000,000	800,000	4/30/2007	10,000,000

	7.77%		$234,099,388	$20,428,473		$227,457,419

(1)	After December 31, 2006, we incurred approximately $5.4 million in additional indebtedness, which is excluded from this schedule.
(2)	Annual debt service includes payments made for principal and interest.
(3)	Maturity date represents the date on which the principal amount is due and payable, assuming no payments have been made in advance of the maturity date.
(4)	Fixed, interest only.
(5)	Daily LIBOR + 2.0%, interest only.
(6)	Fixed, 10-year amortized.
(7)	Prime plus 0.50%, interest only.
(8)	Prime + 100 bps, interest only.
(9)	Prime + 75 bps, interest only.
(10)	Prime + 25 bps, 30 year amortization.
(11)	Prime + 25 bps, interest only.
(12)	Prime or LIBOR + 240 bps, interest only.
(13)	Prime or LIBOR + 275 bps, interest only.
(14)	Balance at maturity includes interest reserve.

During 2008, we will also need to fund the acquisition of interest in five of our projects subject to purchase rights having an aggregate purchase price of approximately $120.1 million. We intend to fund these development projects by obtaining fixed secured permanent financing once these projects are completed and stabilized.

Off-Balance Sheet Arrangements of Predecessor Business

At December 31, 2006, we did not have any guarantee contracts, retained or contingent interests in transferred assets, obligations under derivative instruments, obligations arising out of variable interests in unconsolidated entities, or other off-balance sheet arrangements.

Cash Flows of Predecessor Business

Comparison of year ended December 31, 2006 to year ended December 31, 2005

Cash and cash equivalents were $2.4 million as of December 31, 2006 and $9.5 million as of December 31, 2005.

Net cash used in operating activities decreased by $1.3 million to $15.9 million for the year ended December 31, 2006 compared to $17.2 million for the year ended December 31, 2005. The decrease is primarily a result of the net change in operating assets and liabilities and an increase in depreciation and amortization partially offset by an increase in net loss and a gain on the sale of real estate.

Net cash used in investing activities decreased by $213.9 million to $62.3 million for the year ended December 31, 2006 compared to $276.2 million for the year ended December 31, 2005. Most of this decrease or $211.8 million resulted from acquiring properties costing of $37.1 million during 2006, as compared to $248.8 million in the earlier year. The decrease also is due to proceeds from the sale of real estate during 2006 offset by an increase in capitalized costs, escrow deposits and improvements.

Net cash provided by financing activities decreased by $230.9 million to $71.0 million for the year ended December 31, 2006 compared to $301.8 million for the year ended December 31, 2005. A decrease of $150.0 million is a result of obtaining funding on the CalPERS note during 2005 with no funding during 2006. Also a decrease of $81.0 million is attributable to obtaining less net proceeds from notes secured by real estate during 2006 than 2005.

Comparison of year ended December 31, 2005 to year ended December 31, 2004

Cash and cash equivalents were $9.5 million as of December 31, 2005 and $1.0 million as of December 31, 2004.

Net cash used in operating activities increased by $15.3 million to $17.2 million for the year ended December 31, 2005 compared to $1.9 million for the year ended December 31, 2004. Most of this increase, or $10.6 million, is due to a net loss for 2005 of $10.0 million compared to net income of $0.6 million for 2004. This increase in cash used is offset by a gain on sale of real estate during 2004 and an increase over 2004 of depreciation and amortization.

Net cash used in investing activities increased by $220.1 million to $276.2 million for the year ended December 31, 2005 compared to $56.1 million for the year ended December 31, 2004. The increase primarily is due to property acquisitions during 2005 of $248.8 million versus $56.7 million during 2004. All other components of investing activities also increased over 2004. Most of the remaining increase is attributable to capitalized costs, escrow deposits and improvements of $16.2 million and proceeds from the sale of real estate during 2004.

Net cash provided by financing activities increased by $243.1 million to $301.9 million for the year ended December 31, 2005 compared to $58.8 million for the year ended December 31, 2004. Most of the increase is from the proceeds from the CalPERS note of $150.0 million received during 2005 and a net increase in proceeds from notes payable secured by real estate of $121.1 million.

Other Supplemental Data

Industry analysts generally consider earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an alternative measure of performance for public companies.

EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure for us and for our stockholders and is a complement to net income and other financial performance measures provided in accordance with generally accepted accounting principles in the United States of America, or GAAP. We use EBITDA to measure the financial performance of our operating properties because it excludes expenses such as depreciation and amortization, taxes and interest expense, which are not indicative of operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. By excluding depreciation and amortization expense, which can vary from property to property based on a variety of factors unrelated to the properties’ financial performance, we can more accurately assess the financial performance of our properties. Under GAAP, real estate properties are recorded at historical cost at the time of acquisition and are depreciated on a straight line basis. By excluding depreciation and amortization, we believe EBITDA provides a basis for measuring the financial performance of properties unrelated to historical cost. However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

Below is a reconciliation of our net income (loss), as presented elsewhere in this section under the captions “— Summary Consolidated Financial and Other Data,” to EBITDA:

	Year ended December 31,
	Historical Combined
	2006	2005	2004
Other Data:

EBITDA	$12,252,146	$8,967,987	$8,765,033

Cash flows from :

Operating activities	(15,851,774)	(17,169,743)	(1,898,991)

Investing activities	(62,260,968)	(276,181,138)	(56,110,430)

Financing activities	70,998,694	301,852,466	58,814,918

Reconciliation of EBITDA to Net Loss:

Net income (loss)	(17,062,810)	(10,025,120)	590,380

Plus:

Interest expense	24,243,283	15,831,556	6,187,563

Depreciation and amortization	5,071,673	3,161,551	1,987,090

Provision (Benefit) for income taxes	—	—	—

EBITDA	$12,252,146	$8,967,987	$8,765,033

Impact of Inflation, Changing Prices and Economic Conditions

The market value of a unit in a proposed residential project can vary significantly due to changing market conditions, and there may be a significant amount of time before we can develop our residential projects and offer units available for sale or rent. Prices of residential units and sales and rental activities in the Los Angeles market have a large impact on our profitability because we conduct substantially all of our business in this market. These prices or rents could decline from time to time for market-specific reasons, including adverse economic conditions due to, among other things, the failure or decline of key industries and employers affecting the local, regional or national economies. If the prices of residential units or sales or rental activity decline in the key market in which we operate, our business, results of operations and financial condition may be adversely affected.

New Accounting Pronouncements

In May 2005, the SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS is now effective for accounting changes and corrections of errors, however, our predecessor business had no such items.

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (SFAS No. 123R). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. The adoption of SFAS No. 123R on January 1, 2006 did not have a significant impact on the financial statements in 2006.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating FIN 48 and has not yet determined the impact the adoption may have on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on mortgage loans and other forms of debt financing. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows.

The following tables set forth our debt obligations outstanding, their maturities and estimated fair value for our predecessor business as of December 31, 2006 and for us upon completion of our IPO:

Predecessor Business

December 31, 2006	Principal due by year
	2007	2008	2009	2010	2011	Thereafter	Total	Estimated Fair Value
Fixed rate debt instruments	$42,563,043	$73,912,245	—	$150,000,000	$17,458,404	$14,359,630	$298,293,322	$298,293,322
Variable rate debt instruments	145,729,593	27,990,265	—	2,618,894	12,489,702	5,521,287	194,349,741	194,349,741

Weighted average interest rate	9.8%	7.1%	0.0%	17.8%	7.7%	7.5%	11.5%

Meruelo Maddux Properties, Inc.

Upon Consummation of IPO	Principal due by year
	2007	2008	2009	2010	2011	Thereafter	Total	Estimated Fair Value
Fixed rate debt instruments	$20,200,000	$72,950,333	—	—	$17,458,404	$13,662,985	$124,271,722	$124,271,722
Variable rate debt instruments	70,566,633	26,370,945	—	2,618,894	10,271,195	—	109,827,666	109,827,666

Weighted average interest rate	8.7%	7.0%	0.0%	8.5%	7.6%	6.9%	7.8%

As of the consummation of our IPO, we had approximately $109.8 million in variable rate financing outstanding, which represented approximately 46.9% of total pro forma indebtedness. As of the consummation of our IPO, if interest rates were to increase by 80 basis points, or approximately 10% of our weighted average rate, the combined increase in interest expense and capitalized interest would decrease our cash flows by approximately $878,000 annually.

Item 8.	Financial Statements and Supplementary Data

The response to this Item is submitted in a separate section of this Report. See Index to the Financial Statements on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control over Financial Reporting

This annual report on Form 10-K does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors. Each member of our Board of Directors serves for a one-year term. Our officers generally serve at the pleasure of our Board, subject to their employment contracts.

Name	Age	Position

Richard Meruelo	42	Chairman and Chief Executive Officer

John Charles Maddux	47	President, Chief Operating Officer and Director

Lynn Beckemeyer	47	Executive Vice President — Development and Director

Fred Skaggs	53	Chief Financial Officer

Ted McGonagle	48	Chief Investment Officer

Todd Nielsen	38	General Counsel and Corporate Secretary

Miguel Enrique Echemendia	50	Chief Administrative Officer

John B. Hansen	49	Director

Philip S. Payne	55	Director

Richard Garcia Polanco	56	Director

Anthony A. Williams	55	Director

The following are biographical summaries of the experience of our directors and executive officers.

Richard Meruelo. Mr. Meruelo has served as our Chief Executive Officer and Chairman of our Board of Directors since our IPO in January 2007. Mr. Meruelo served as chairman of our predecessor business from 1987 until our IPO. During that time, Mr. Meruelo led the strategic planning for the business while managing project acquisitions, purchase negotiations and related financings totaling nearly $1.2 billion. In addition, Mr. Meruelo was responsible for maintaining the predecessor business’ relationships with CalPERS and local and state governmental bodies that had land-use jurisdiction over the contributed projects. Mr. Meruelo earned his degree in business administration from the University of Southern California, with an emphasis in finance and real estate. Mr. Meruelo currently serves as a board member for the Central City East Association and the Los Angeles Central Industrial Redevelopment Project.

John Charles Maddux. Mr. Maddux serves as our President and our Chief Operating Officer and as a member of our Board of Directors. Mr. Maddux served as president of our predecessor business from 2005 until our IPO. Before joining our predecessor business, Mr. Maddux served as a founder and shareholder of the law firm of Nevers, Palazzo, Maddux & Packard, PLC from 1998 to 2005, and practiced law with the firm of O’Melveny & Myers, LLP from 1986 to 1996, where he was a member of the real estate practice group. While at each firm, Mr. Maddux served as our predecessor’s outside legal counsel. Mr. Maddux earned his bachelor’s degree in business management—finance from Brigham Young University’s Marriott School of Management and his J.D. from Brigham Young University’s J. Reuben Clark Law School. His affiliations include the Urban Land Institute, the Building Industry Association, the International Conference of Shopping Centers, the Los Angeles County Bar Association and the California Bar Association, Real Property Section.

Lynn Beckemeyer. Mr. Beckemeyer has served as our Executive Vice President for Development and as a member of our Board of Directors since our IPO in January 2007. He oversees work relating to planning, design, architecture and entitlement work as well as construction activity. Mr. Beckemeyer served as the senior vice president of development and construction of our predecessor business from 2006 until our IPO. Before joining our predecessor business, Mr. Beckemeyer served in various real estate development and management positions with The Walt Disney Company for seven years before becoming vice president of worldwide corporate operations and real estate for Walt Disney from 2001 to 2006. Prior to that, Mr. Beckemeyer managed the development, design and construction of urban projects in the Washington, DC metropolitan area and Dallas, Texas, from 1983 to 1994, with 21 International and The Limited, Inc. Mr. Beckemeyer serves as a director of Avalon Entertainment, a private company. A registered architect and licensed contractor, Mr. Beckemeyer earned a degree in architecture and construction science at Kansas State University and studied real estate development at Harvard University Graduate

School of Design. Mr. Beckemeyer’s professional affiliations include the American Institute of Architects, the National Council of Architectural Registration Boards, the National Association of Home Builders and the Urban Land Institute.

Fred Skaggs. Mr. Skaggs has served as our Chief Financial Officer since our IPO in January 2007. He is responsible for all accounting and corporate-level capital markets activities. Mr. Skaggs served as treasurer of our predecessor business from 2005 until our IPO. Before joining our predecessor business, he served as chief financial officer for Bright Development, a private residential and multifamily developer, where he guided the company’s financial and operational performance from 2004 to 2005. Prior to that, Mr. Skaggs served as the chief financial officer and controller for Shuwa Investments Corporation, a commercial real estate company with $3.2 billion in assets, from 1987 to 2004. Mr. Skaggs also served as senior internal auditor and chief corporate accountant for the Masco Corporation from 1981 to 1987 and with Price Waterhouse from 1979 to 1981. A certified licensed public accountant, Mr. Skaggs earned his degree in accounting from Brigham Young University’s Marriott School of Management with minors in English and Spanish.

Ted McGonagle. Mr. McGonagle has served as our Chief Investment Officer since our IPO in January 2007. He is responsible for project underwriting and due diligence regarding acquisitions and dispositions and general market research. Mr. McGonagle has more than 21 years of property development and redevelopment experience. From 2000 until our IPO, he served as the principal corporate consultant of our predecessor business while he was the managing principal of Property Solutions L.L.C., a consulting firm that provides property development, acquisition, disposition and asset management services to non-institutional owners and users of commercial real estate. Prior to that, his experience includes project and asset management of major commercial and retail developments, a significant portion of which was in Southern California. Mr. McGonagle received a B.A. in economics from Reed College and an Advanced Professional Certificate in Real Estate Investment Analysis from New York University. He is a Certified Commercial Institute Member (C.C.I.M.) and an elected member of Lambda Alpha International (the honorary land economics society). He has been recognized in industry publications for his commercial real estate expertise.

Todd Nielsen. Mr. Nielsen has served as our General Counsel and Corporate Secretary since our IPO in January 2007. He is responsible for all legal issues relating to compliance with SEC regulations, as well as overseeing real estate transactions and other legal matters. Mr. Nielsen served as the general counsel of our predecessor business from 2005 until our IPO. Before joining our predecessor business, Mr. Nielsen served as our predecessor’s outside legal counsel with the law firm of Nevers, Palazzo, Maddux & Packard. Prior to that, Mr. Nielsen practiced law privately including with Brobeck, Phleger & Harrison. Mr. Nielsen’s private practice experience included representation of developers, investors, corporate users and lenders in connection with the acquisition, financing, development, construction, sale and leasing of retail, office, industrial, hotel, and residential projects. Mr. Nielsen graduated magna cum laude in 1995 from Brigham Young University’s J. Reuben Clark Law School, and thereafter served as a law clerk to the Hon. Howard M. Kirshbaum of the Colorado Supreme Court.

Miguel Enrique Echemendia. Mr. Echemendia has served as our Chief Administrative Officer since our IPO in January 2007. He is responsible for all property management, leasing activities, property specific financing and other general administrative functions. Mr. Echemendia served as chief operating officer of our predecessor business from 2000 until our IPO and was responsible for strategic planning, acquisitions, finance and management. Before joining our predecessor business, from 1989 to 2000, Mr. Echemendia served as a principal and chief financial officer of Villanueva Companies, a conglomerate involved in an array of investments including communications, real estate development, agriculture and management consulting. Prior to that, from 1987 to 1989, he served as business manager for KMEX-TV, the flagship station of the Univision Network with annual revenues in excess of $100 million. In addition, Mr. Echemendia served in various managerial capacities at Security Pacific National Bank from 1979 to 1987, culminating as vice president of commercial lending. He attended school in Spain and California State University, Los Angeles.

John B. Hansen. Mr. Hansen is a member of our Board of Directors. Since 1987, Mr. Hansen has served as president and chief executive officer of Glenwood Properties, Inc., a real estate company which acquires, develops and redevelops multi-family, retail and office projects in urban and suburban markets in Southern California, Arizona, and Utah. In addition, since 1995, Mr. Hansen has served as vice president of Greenwood Interests Holding, Inc., an affiliate of Greenwood Companies, which was the second largest operator of childcare centers in the Los Angeles area. Since 2000, Mr. Hansen has been a founding shareholder and director of Tomato Bank, N.A., a national bank operating in the Southern California market. Mr. Hansen is a member of the board of advisors for Royal Field Morningside Fund LLC, a fund that was organized in 2006 to specialize in the redevelopment of urban multi-family and mixed-use projects in New York City. Mr. Hansen received a B.A. in literature from Brigham Young University. He also received a J.D. from the University of Utah College of Law.

Philip S. Payne. Mr. Payne is a member of our Board of Directors. Mr. Payne currently serves as chief executive officer of Babcock & Brown Residential. From 2004 until 2007, Mr. Payne served as chairman of BNP Residential Properties, Inc., an AMEX-listed real estate investment trust focused on owning and operating apartment communities. BNP Residential Properties was acquired by Babcock & Brown in 2007. Mr. Payne joined BT Venture Corporation, which was subsequently purchased by BNP Residential Properties, in 1990 as vice president of capital market activities and became executive vice president and chief financial officer in 1994. He was named treasurer BNP Residential Properties in 1995 and became a director in 1997. In 2004, Mr. Payne became chairman of the Board of Directors of BNP Residential Properties. From 1987 to 1990, he was a principal in Payne Knowles Investment Group, a financial planning firm. From 1983 to 1987, he was a registered representative with Legg Mason Wood Walker. From 1978 to 1983, Mr. Payne practiced law, and he currently maintains his license to practice law in Virginia. He received B.S. and J.D. degrees from the College of William and Mary. He is a member of the board of directors of the National Multi Housing Council. He is a member of the Urban Land Institute, where he is also a member of the Multifamily Council (Gold). In addition, he serves on the board of directors of Ashford Hospitality Trust, a NYSE-listed real estate investment trust focused on the hospitality industry, and is chairman of its audit committee.

Richard Garcia Polanco. Mr. Polanco is a member of our Board of Directors. Mr. Polanco is a former California State Assembly Member and Senator, having been first elected in 1986. He served in the State Assembly for eight years. In 1994, he was elected to the State Senate and served as Senate Majority Leader from 1998 until his retirement in 2002. Mr. Polanco chaired the California Latino Legislative Caucus from 1990 to 2002. In October 2002, Mr. Polanco established the California Latino Caucus Institute for Public Policy, a non-profit organization to serve as a broad based public policy, educational and leadership development organization. Prior to elected office, Mr. Polanco served on the staff of Los Angeles County Supervisor Ed Edelman, Assemblyman Richard Alatorre and former Governor Jerry Brown. Mr. Polanco attended East Los Angeles College, the University of Redlands and the Universidad de Mexico where he majored in business administration.

Anthony A. Williams. Mayor Williams is a member of our Board of Directors. From 1999 through 2006, Mayor Williams served as the Mayor of the District of Columbia. He is currently chief executive officer of Public Property Trust, a wholly-owned subsidiary of a Friedman Billings Ramsey affiliate. Since 2005, he has served as vice chair of the Metropolitan Washington Council of Governments, an organization of local governments in and around Washington, DC. In addition, since 2004, Mayor Williams has served as president of the National League of Cities, which represents municipal governments throughout the United States to strengthen and promote cities as centers of opportunity and leadership. Prior to being elected Mayor, he served as the chief financial officer for the District of Columbia from 1995 to 1998, where he was responsible for the city’s financial budget. Prior to that, he served as the first chief financial officer for the U.S. Department of Agriculture. Mayor Williams also served as the Deputy State Comptroller of Connecticut, where he was responsible for the management of 250 separate funds and the state’s budget and accounting services. Mayor Williams received his B.A. in political science from Yale College, his J.D. from Harvard Law School and his master’s degree in public policy from the Kennedy School of Government at Harvard University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the company’s executive officers and directors, and persons who own more than 10% of a registered class of the company’s equity securities, to file reports of ownership and changes in ownership with the SEC. None of the company’s executive officers or directors were required to file any reports pursuant to Section 16 of the Exchange Act for the year ended December 31, 2006.

Board Committees

In connection with the listing of our common stock on The Nasdaq Global Market, our Board of Directors has appointed an audit committee, a compensation committee and a nominating and corporate governance committee and has adopted charters for each of these committees. These charters are available on our website at www.meruelomaddux.com. Each of these committees has three directors and is composed exclusively of independent directors, as required by and defined in the rules and listing qualifications of The Nasdaq Global Market™ and, with respect to the members of the audit committee, Rule 10A-3 promulgated pursuant to the Securities Exchange Act of 1934, as amended. Before the end of this year, our Board of Directors will adopt a process to allow stockholders to contact the Board of Directors.

Audit Committee

The audit committee is responsible for engaging independent public accountants, reviewing with the independent public accountants the plans and results of the audit engagement, approving professional services provided by the independent public accountants, reviewing the independence of the independent public accountants, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. Mr. Payne chairs our audit committee and serves as our audit committee financial expert as that term is defined by the SEC. Messrs. Hansen and Williams are appointed as members of the audit committee. Each of the members of the audit committee meets the financial literacy requirements of The Nasdaq Global Market™. The audit committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

Compensation Committee

The compensation committee reviews and approves the compensation and benefits of our executive officers, administers and makes recommendations to our Board of Directors regarding our compensation and stock, produces an annual report on executive compensation for inclusion in our proxy statement after reviewing our compensation discussion and analysis and publishes an annual committee report for our stockholders. Mr. Hansen has been designated as chair, and Messrs. Payne and Polanco have been appointed as members of the compensation committee.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee, among other actions: (1) develops and recommends to our Board of Directors a set of corporate governance principles; (2) adopts a code of ethics; (3) adopts policies with respect to conflicts of interest, director nominee qualifications and stockholder-recommended director nominees; (4) monitors our compliance with corporate governance requirements of state and federal law and the rules and regulations of The Nasdaq Global Market™; (5) establishes investment criteria for prospective members of our Board of Directors; (6) conducts candidate searches and interviews; (7) oversees and evaluates our Board of Directors and management; (8) evaluates from time to time the appropriate size and composition of our Board of Directors; and (9) recommends, as appropriate, increases, decreases and changes in the composition of our Board of Directors and formally proposes the slate of directors to be elected at each annual meeting of our stockholders. Mr. Polanco has been designated as chair, and Messrs. Payne and Williams have been appointed as members of the nominating and corporate governance committee.

Our Board of Directors may from time to time establish other committees to facilitate the management of our company.

Independent Directors

Under the enhanced corporate governance standards of The Nasdaq Global Market™, at least a majority of our directors, and all of the members of our audit committee, compensation committee and nominating and corporate governance committee, must meet the test of “independence.” The Nasdaq Global Market™ standards provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the Board of Directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We believe that each of Messrs. Hansen, Payne, Polanco and Williams satisfies the bright-line independence criteria of The Nasdaq Global Market™ and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the Board. Therefore, we believe that each of such directors, or a majority of the Board, is independent under The Nasdaq Global Market™ rules.

We expect that our independent directors will meet in executive session at least two times in 2007. We do not intend to appoint a lead director to preside over such non-executive sessions. Rather, we expect that the independent directors themselves will designate a presiding independent director from time to time.

Later in 2007, we intend to implement procedures for interested parties, including stockholders, who wish to communicate directly with our independent directors. We believe that providing a method for interested parties to communicate directly with our independent directors, rather than the full Board, would provide a more confidential, candid and efficient method of relaying any interested party’s concerns or comments.

Corporate Governance Matters

The company has adopted a code of ethics that applies to all company employees and each member of the company’s Board of Directors. This code of ethics is available at the company’s website at www.meruelomaddux.com in the “Corporate Governance” area of the “Investor Relations” section. We anticipate that any waivers of this code of ethics will be posted on the company’s website. Copies of the code of ethics is available in print to any stockholder who requests it. Requests should be sent to Meruelo Maddux Properties, Inc., 761 Terminal Street, Building 1, Second Floor, Los Angeles, California, Attention: Corporate Secretary.

The company has not adopted a policy with respect to stockholder-recommended director nominees. The nominating and corporate governance committee expects to adopt such a policy during 2007.

Item 11.	Executive Compensation

Board Compensation

Each member of our Board of Directors who is not an employee of our company receives annual compensation for service as a director as follows:

•

Each non-employee director is paid an annual fee of $25,000, a fee of $1,250 for each Board of Directors meeting attended in person and a fee of $350 for each Board of Directors meeting attended telephonically.

•	The chairman of our audit committee is paid an annual fee of $12,500, and the chairmen of our compensation, and nominating and corporate governance committees are each paid an annual fee of $7,500.

•

Board committee members are each paid a fee of $750 for committee meetings attended in person and a fee of $350 for committee meetings attended telephonically, in each case only for meetings held on dates different from the dates on which Board of Directors or other committee meetings are held. If a committee meeting is attended on the same day as a Board meeting or other committee meeting, we pay only one meeting fee per day.

•

Each member of our Board of Directors is reimbursed for reasonable out-of-pocket expenses associated with service on our behalf and with attendance at or participation in Board meetings or committee meetings, including reasonable travel expenses.

Non-employee directors also participate in our 2007 Equity Incentive Plan. We provided an initial grant of restricted stock to each of our non-employee directors upon the completion of our IPO. In addition, we intend to provide an initial grant of restricted stock to each person who becomes a non-employee director. Each initial grant will be for a number of shares of restricted stock having a fair market value as near to $25,000 as of the date of grant as possible without exceeding such value. We will also provide for an annual grant of shares of restricted stock to each non-employee director following each annual meeting of the stockholders commencing with our first annual meeting in 2008. Each annual grant will be for a number of shares of restricted stock having a fair market value as near to $20,000 as possible without exceeding such value. Notwithstanding the foregoing, a non-employee director receiving an initial restricted stock grant on, or within 90 days prior to, the date of an annual meeting of stockholders will not receive an annual grant with respect to that annual stockholders’ meeting. Each initial restricted stock grant will vest on the second annual meeting of the stockholders following the year of grant, subject to a director’s continued service through the day immediately preceding such meeting. Each annual grant will vest on the first annual meeting of the stockholders following the year of grant, subject to each director’s continued service through the day immediately preceding such meeting. In the event of change in control of our company, all outstanding shares of restricted stock granted under the plan to our non-employee directors will become fully vested.

In general, an individual who has been granted a restricted stock award will not realize taxable income at the time of grant and we will not be entitled to a tax deduction at the time of grant, assuming that the shares are not transferable and that the restrictions create a “substantial risk of forfeiture” for federal income tax purposes. Upon the vesting of the shares subject to a restricted stock award, an individual will realize ordinary income in an amount equal to the then fair market value of the shares and will have to pay federal and state tax on such income (and may have to borrow or sell vested shares to do so), and we will be entitled to a corresponding tax deduction. The individual’s basis in such shares will be equal to the fair market value of the shares at the time of vesting. Any gains or losses realized by the holder upon disposition of such shares will be treated as capital gains or losses. The grantee of such restricted stock may elect pursuant to Section 83(b) of the Code to recognize income in an amount equal to the fair market value of the shares subject to a restricted stock award determined at the date of grant of the award, pay tax on such value as ordinary income at that time, and to have the applicable capital gain holding period commence as of that date. If an individual makes this election, we will generally be entitled to a corresponding tax deduction in the year of grant in an amount equal to the amount included in income by grantee with grantee’s Section 83(b) election.

We paid no compensation to our directors in 2006. The following table sets forth a summary of estimated compensation that we expect pay to our non-employee directors in 2007:

Director Compensation Table

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
John B. Hansen	$40,500	$25,000	$65,500

Philip S. Payne	$47,000	$25,000	$72,000

Richard Garcia Polanco	$40,500	$25,000	$65,500

Anthony A. Williams	$33,000	$25,000	$58,000

(1)	Estimated fees earned in 2007 if the directors each attend four in-person meetings of the Board of Directors and two committee meetings, held on dates different from the dates on which the Board of Directors meetings (or other committee meetings) are held, for committees on which the directors serve.
(2)	The dollar value indicated is computed in accordance with FAS123R.

Our Board of Directors (or a duly formed committee thereof) may revise our non-employee directors’ compensation in its discretion.

Indemnification of Directors and Executive Officers and Limitation on Liabilities

Our certificate of incorporation includes provisions permitted by Delaware law that limit or eliminate the personal liability of our directors for a breach of their fiduciary duty of care as a director. The duty of care generally requires that, when acting on behalf of the corporation, directors exercise an informed business judgment based on all material information reasonably available to them. Consequently, a director will not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	any act related to unlawful stock repurchases, redemptions or other distributions or payment of dividends; or

•	any transaction from which the director derived an improper benefit.

These limitations of liability do not apply to liabilities arising under the federal securities laws and do not generally affect the availability of equitable remedies such as injunctive relief or rescission.

Our bylaws provide that we will indemnify our directors, executive officers and employees to the fullest extent permitted by Delaware law. We are also empowered under our bylaws to enter into indemnification agreements with our directors, officers, employees and agents and to purchase insurance on behalf of any person we are required or permitted to indemnify. We maintain director and officer liability insurance and intend to continue to maintain this insurance in the future.

We entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions in the Delaware General Corporation Law. At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification by us is sought and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Insofar as the foregoing provisions permit indemnification of directors, officers or persons controlling us for liability arising under the Securities Act of 1933, as amended (the “Securities Act”), we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been employed by us. None of our executive officers currently serves, or in the past three years has served, as a member of the Board of Directors or compensation committee of another entity that has one or more executive officers serving on our Board of Directors or compensation committee.

Executive Compensation

Compensation Discussion and Analysis

We believe that the primary goal of executive compensation is to align the interests of our executive officers with those of our stockholders in a way that allows us to attract and retain the best executive talent. More specifically, our executive compensation is designed to reward favorable stockholder returns, stock appreciation, the company’s competitive position within the real estate industry, the successful development and redevelopment of the company’s projects and each executive officer’s long-term career contributions to the company. We expect that compensation incentives designed to further these goals will take the form of annual cash compensation and equity awards and long-term cash and equity incentives measured by policies and performance targets to be established by the compensation committee.

No compensation was paid by us to our executive officers in 2006, and none was paid in 2007 until commencing with the consummation of our IPO and formation transactions. (Our predecessor business paid cash compensation to its employees, but that historical compensation is not similar or related to the compensation that we will pay to our officers.) The 2007 compensation for each of our executive officers listed in the table that follows this Compensation Discussion and Analysis was determined based on a review of publicly-disclosed compensation packages of executives of other public real estate companies and negotiations with our executive officers and the representatives of the underwriters of our IPO. We did not retain a compensation consultant. Our executive officers entered into employment agreements upon consummation of our IPO and will continue to be parties to such employment agreements in their current forms for their respective terms or until such time as the compensation committee determines in its discretion that revisions to such employment agreements are advisable and we and the executive officer agree to the proposed revisions.

In 2007, in connection with the consummation of our IPO and the formation transactions, our Board of Directors appointed a compensation committee. We anticipate that the compensation committee will establish compensation policies, set incentive compensation performance targets designed to meet the executive compensation goals described above and in the committee’s compensation policies, and determine the compensation of our executive officers consistent with the negotiated terms of their individual employment agreements. We anticipate that the compensation committee will review executive compensation on an annual basis and seek the input of the Chairman and Chief Executive Officer and President and Chief Operating Officer when making compensation decisions regarding the other named executive officers. When determining a named executive officer’s annual compensation, we expect that the committee will consider the prior year’s performance of each named executive officer and his ability to achieve the to-be-established performance measures. For more information on each executive officer’s employment agreement see “— Employment Agreements.”

Based on the terms of the respective employment agreements, we expect the 2007 compensation for our executive officers to consist primarily of the following components:

•	base salary;

•	cash bonus; and

•	long-term equity incentive awards.

Base salaries of our named executive officers were based on an assessment of the scope of their responsibilities, expertise and experience within the industry, expected contributions to the company and the competitive market compensation paid to executives in similar positions at other public real estate companies.

The cash bonus portion of the executive’s compensation is determined in part by each executive’s employment agreement. Messrs. Meruelo and Maddux are guaranteed a cash bonus of at least 50.0% of their annual salary. The other named executive officers are guaranteed a minimum bonus of at least 25.0% of their annual salary. Based on the achievement of individual- or company-based performance measures that may be established by the compensation committee, we may award cash bonuses in amounts greater than the minimum guaranteed portion described above.

Our named executive officers are also eligible to receive long-term equity awards under the company’s 2007 Equity Incentive Plan. Awards granted to executive officers and other employees under the incentive plan are designed to provide those grantees with an equity incentive to promote the long-term success of the company in line with the stockholders’ interests. For the year ending 2007, we expect our compensation committee initially to grant two types of awards under the incentive plan: shares of restricted stock and LTIP units in our operating partnership. Each such award may have a vesting or forfeiture period, respectively, which is tied to each named executive officer’s or employees’ continued service to the company or the operating partnership. As compared to options, we believe that LTIP unit and restricted stock awards may encourage the recipients to retain the awards instead of exercising or selling the awards because LTIP units and stock awards have the potential for receiving dividends.

In recognition of the significant commitment to the company that our named executive officers made to consummate our formation transactions and our IPO, and as required under the terms of the employment agreements entered into, we made awards of LTIP units in 2007 to the named executive officers in the amounts shown in the table above. Most of these are one-time grants that we believe will immediately align the interests of our named executive officers with our stockholders. LTIP units are described briefly below under “— Equity Awards” and more fully described further below under “— 2007 Equity Incentive Plan.” Our named executive officers other than Messrs. Meruelo and Maddux had the option to choose to receive a one-time award of shares of restricted stock or LTIP units. We advised each named executive officer to make the choice of award based on his personal financial situation, including the tax consequences and risks associated with each award type. In addition, by the terms of his employment agreement, each of Messrs. Meruelo and Maddux are guaranteed an annual award of 10,000 LTIP units.

We believe that LTIP unit awards are particularly appropriate for high-level officers and may more effectively align the officer’s interests with the interests of our stockholders than would restricted stock awards. LTIP unit awards require that there be future appreciation in the assets of our operating partnership before the LTIP units become entitled to share in disposition proceeds or become redeemable for cash. This should provide a greater incentive, over a longer period of time, to the executive officers to perform in ways that create value for our company and stockholders. In addition, the holder of an LTIP unit does not recognize taxable gain upon lapse of the applicable forfeiture provisions. In contrast, a recipient of a restricted stock award recognizes ordinary income and owes tax in connection with the vesting of a restricted stock award. This may cause the recipient to sell a portion of the vested award to satisfy the tax and therefore reduce the officer’s ownership interest in the company. LTIP units also provide the recipient with capital gains treatment rather than ordinary income treatment for tax purposes, which we believe is an important advantage that helps offset the increased risk that our operating partnership’s assets may not appreciate sufficiently to allow the recipient to recognize the full potential value of the award. In short, LTIP units tie a significant portion of our executive officers’ total compensation to increases in both our stock price and in net asset value and to any dividends of operating income that we may pay.

The compensation committee in its sole discretion may choose to grant other types of awards under the 2007 Equity Incentive Plan or additional awards to the named executive officers in 2007 and in future years. For more information about the 2007 Equity Incentive Plan and other awards authorized therein, see “— 2007 Equity Incentive Plan.”

In addition, consistent with the expected philosophy of the compensation committee to establish individual- and company-based performance measures, we believe that we will continue to maintain competitive executive benefits and perquisites for officers. The compensation committee may revise, amend or add to the named executive officer’s benefits and perquisites if it deems it advisable.

Compensation Committee Report

The following is a report by the company’s compensation committee regarding the company’s executive officer compensation program.

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this annual report on Form 10-K (“CD&A”) with management of the company. Based on the compensation committee’s review of the CD&A and the committee’s discussions of the CD&A with management, the compensation committee recommended to the Board of Directors (and the Board has approved) that the CD&A be included in the company’s annual report on Form 10-K.

Submitted by the compensation committee of the Board of Directors

John B. Hansen (Chairman)

Philip S. Payne

Richard Garcia Polanco

Summary Compensation Table

We paid no compensation to our executive officers in 2006. The summary compensation table below sets forth the compensation expected to be paid for the year ended 2007 to our Chief Executive Officer and our other executive officers on an annualized basis. Such executive officers are referred to herein collectively as the “named executive officers.”

Name	Principal Position	Salary	Bonus(1)	Stock Awards(2)		All Other Compensation		Total
Richard Meruelo	Chairman and Chief Executive Officer	$450,000	$225,000	$77,068	(3)	$20,000	(4)	$772,068

John Charles Maddux	President and Chief Operating Officer	$450,000	$225,000	$77,068	(3)	$20,000	(4)	$772,068

Lynn Beckemeyer	Executive Vice President —Development	$275,000	$68,750	$494,519	(5)	—		$838,269

Fred Skaggs	Chief Financial Officer	$275,000	$68,750	$386,625	(5)	—		$730,375

Ted McGonagle	Chief Investment Officer	$275,000	$68,750	$386,625	(5)	—		$730,375

Todd Nielsen	General Counsel and Corporate Secretary	$275,000	$68,750	$629,387	(5)	—		$973,137

Miguel Enrique Echemendia	Chief Administrative Officer	$275,000	$68,750	$629,387	(5)	—		$973,137

(1)	The amounts shown are minimum bonus awards that may be increased in the discretion of the compensation committee.
(2)	All awards consist of LTIP units in our operating partnership. The dollar value indicated is computed in accordance FAS 123R. LTIP units initially have a liquidation value of zero. See “—2007 Equity Incentive Plan—Awards Under the 2007 Equity Incentive Plan—LTIP Units.”
(3)	Per the terms of his employment agreement, the executive officer is entitled to a grant of 10,000 LTIP units annually. While this amount assumes the issuance of 10,000 LTIP units, neither of Messrs. Meruelo and Maddux currently own any LTIP units.
(4)	Per the terms of his employment agreement, the executive officer is entitled to an annual automobile allowance of $20,000.
(5)	Per the terms of his employment agreement, the executive officer received a one-time LTIP unit award at the completion of our IPO.

Equity Awards

The company has not granted any stock options. Currently, no shares of restricted stock have vested. The tables below disclose LTIP unit awards made in 2007 in connection with the closing of our IPO and, with respect to Messrs. Meruelo and Maddux, to be made later in 2007. (No equity awards were made or outstanding in 2006.) LTIP units are a special class of partnership interest in our operating partnership. Initially, LTIP units do not have full parity with common units with respect to distributions of disposition proceeds, are not redeemable for shares of our common stock and will have a liquidation value of zero. Each LTIP unit will generally receive distributions of operating income (as compared to distributions of disposition proceeds) equivalent to that paid on share of our common stock. Upon the occurrence of certain events in accordance with the terms of our operating partnership agreement, the LTIP units will achieve parity with common units in our operating partnership and thereafter will be redeemable for cash, or at our election, shares of our common stock on a one-for-one basis. No other performance periods, thresholds or targets affect the maturation or future payout of LTIP units. See “— 2007 Equity Incentive Plan — Awards Under the 2007 Equity Incentive Plan.”

Grants of Plan-Based Awards

Name	Grant Date		All Other Stock Awards: Number of Shares of Stock or Units
Richard Meruelo	(1)		10,000

John Charles Maddux	(1)		10,000

Lynn Beckemeyer	January 30, 2007	(2)	64,167

Fred Skaggs	January 30, 2007	(2)	50,167

Ted McGonagle	January 30, 2007	(2)	50,167

Todd Nielsen	January 30, 2007	(2)	81,667

Miguel Enrique Echemendia	January 30, 2007	(2)	81,667

(1)	Minimum LTIP unit award to be received annually beginning in 2007 pursuant to the officer’s employment agreement.
(2)	One-time LTIP unit award received at the completion of our IPO.

Outstanding Equity Awards(1)

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(2)
Richard Meruelo	10,000	(3)	$106,300

John Charles Maddux	10,000	(3)	$106,300

Lynn Beckemeyer	64,167	(4)	$682,095

Fred Skaggs	50,167	(4)	$533,275

Ted McGonagle	50,167	(4)	$533,275

Todd Nielsen	81,667	(4)	$868,120

Miguel Enrique Echemendia	81,667	(4)	$868,120

(1)	As of January 30, 2007, the date we consummated our IPO.
(2)	Assumed market value is $10.63 per unit, which was the closing price on the Nasdaq Global Market per share of common stock on January 30, 2007.
(3)	Minimum LTIP unit award to be received annually pursuant to the officer’s employment agreement.
(4)	One-time LTIP unit award received at the completion of our IPO.

Employment Agreements

We entered into employment agreements, effective as of the consummation of our IPO, with each of our executive officers. Pursuant to the agreements, Messrs. Meruelo, Maddux, Beckemeyer, Skaggs, McGonagle, Nielsen and Echemendia agreed to serve, respectively, as (1) our Chairman and Chief Executive Officer, (2) our President and Chief Operating Officer, (3) Executive Vice President—Development, (4) our Chief Financial Officer, (5) our Chief Investment Officer, (6) our General Counsel and Corporate Secretary and (7) our Chief Administrative Officer. We believe that the agreements will benefit us by helping to retain the executives and by requiring the executive officers to devote the necessary business attention and time to our affairs. Mr. Maddux continues to do a limited amount of legal work as of counsel to Nevers, Palazzo, Maddux & Packard, which we believe is synergistic to our business. Nevers, Palazzo, Maddux & Packard represented our predecessor business in various matters in 2006 and 2007. However, Mr. Maddux received no compensation as a result of those representations.

Agreements for Messrs. Meruelo and Maddux

The employment agreements with Messrs. Meruelo and Maddux are for a term of three years; provided, however, that the terms are automatically extended at the end of each term for successive one-year periods unless, not less than 60 days prior to the termination of the then existing term, either party provides notice to the other party of its intent not to extend the term further. The employment agreements provide for (1) an initial annual base salary of $450,000 to each of Messrs. Meruelo and Maddux, respectively, and (2) minimum bonuses equal to 50.0% of the executive’s annual base salary, with any additional bonus amounts to be determined by our compensation committee in its sole discretion. Messrs. Meruelo and Maddux were not granted LTIP units in our operating partnership upon the consummation of our offering but will receive future LTIP unit awards annually during the term of their employment agreements (including in 2007), in a minimum amount of 10,000 units each per year. LTIP units will generally have forfeiture provisions that lapse ratably over the first three anniversaries of the date of grant. In addition, Messrs. Meruelo and Maddux are eligible to receive other equity awards, subject to the terms of our 2007 Equity Incentive Plan and the applicable award agreement.

The employment agreements with Messrs. Meruelo and Maddux provide that each executive officer shall be required to render a sufficient amount of services in each executive’s capacity as a partner of the operating partnership so that such services constitute full and adequate consideration for the issuance of LTIP units.

The employment agreements with Messrs. Meruelo and Maddux provide that upon the termination of an executive officer’s employment either by us without “cause” or by the executive officer for “good reason” (including the non-renewal of the agreement by us during the 12 months after a change in control), the executive officer will be entitled to the following severance payments and benefits:

•

upon termination by us without “cause,” a lump-sum cash payment equal to three times the sum of: (1) the executive officer’s then-current annual base salary; and (2) the greater of (i) the bonus paid to the executive officer for the most recently completed fiscal year, and (ii) the minimum bonus that would have been paid to the executive officer for the fiscal year in which the termination occurs;

•

upon termination by the executive officer for “good reason,” a lump-sum cash payment equal to three times the sum of (1) the executive officer’s then-current annual base salary; and (2) the bonus paid to the executive officer for the most recently completed fiscal year;

•

for 18 months after termination of employment, continuing coverage under the group health plans the executive would have received under his employment agreement, as would have been applied in the absence of such termination; and

•	immediate vesting of all outstanding equity-based awards held by the executive officer.

Under the employment agreements of Messrs. Meruelo and Maddux, we have agreed to make an additional tax gross-up payment equal to the size of the excise tax imposed on “excess parachute payments” (and any income, employment and excise taxes imposed on such gross up payments) under Section 4999 of the Internal Revenue Code.

The employment agreements also provide Messrs. Meruelo and Maddux, each with an annual $20,000 vehicle allowance.

Employment Agreements of other Executive Officers

The employment agreements with Messrs. Beckemeyer, Skaggs, McGonagle, Nielsen and Echemendia are for a term of two years; provided, however, that the terms are automatically extended at the end of each term for successive one-year periods unless, not less than 60 days prior to the termination of the then existing term, either party provides notice to the other party of its intent not to extend the term further. The employment agreements provide for (1) an initial annual base salary of $275,000 to each of Messrs. Beckemeyer, Skaggs, McGonagle, Nielsen and Echemendia, respectively, and (2) bonuses of not less than 25.0% of the executive’s annual base salary, with any additional bonus amounts to be determined by our compensation committee in its sole discretion. Messrs. Beckemeyer, Skaggs, McGonagle, Nielsen and Echemendia were granted 64,167, 50,167, 50,167, 81,667 and 81,667 LTIP units in our operating partnership, respectively, upon the consummation of our IPO in 2007. These LTIP units have forfeiture provisions that lapse ratably over the first three anniversaries of the date of grant. In addition, our executive officers are eligible to receive additional awards of LTIP units and other equity awards, subject to the terms of our 2007 Equity Incentive Plan and the applicable award agreement.

The employment agreements with Messrs. Beckemeyer, Skaggs, McGonagle, Nielsen and Echemendia provide that upon the termination of an executive officer’s employment either by us without “cause” or by the executive officer for “good reason” the executive officer will be entitled under his employment agreement to the following severance payments and benefits:

•

upon termination by us without “cause,” a lump-sum cash payment equal to the sum of (1) the executive officer’s then-current annual base salary; and (2) the greater of (i) the bonus paid to the executive officer for the most recently completed fiscal year, and (ii) the minimum bonus that would have been paid to the executive officer for the fiscal year in which the termination occurs;

•

upon termination by the executive officer for “good reason,” a lump-sum cash payment equal to the sum of (1) the executive officer’s then-current annual base salary; and (2) the bonus paid to the executive officer for the most recently completed fiscal year;

•

for one year after termination of employment, continuing coverage under the group health plans the executive would have received under his employment agreement, as would have been applied in the absence of such termination; and

•	immediate vesting of all outstanding equity-based awards held by the executive officer.

The following table summarizes the potential cash payments and estimated equivalent cash value of benefits generally owed to the named executive officers pursuant to the terms of their employment agreements described above upon termination of those agreements by us without “cause” or by the executive officer for “good reason” whether or not in connection with a transaction involving a change in control of the company.

Termination Payments(1)

Name	Lump-Sum Cash Payment		Health Benefits	Value of Accelerated Equity-Based Awards(2)		Tax Gross-Up Payment
Richard Meruelo	$2,025,000	(3)	$25,200	$106,300	(4)	—	(5)
John Charles Maddux	$2,025,000	(3)	$25,200	$106,300	(4)	—	(5)
Lynn Beckemeyer	$343,750		$16,800	$682,095		—
Fred Skaggs	$343,750		$16,800	$533,275		—
Ted McGonagle	$343,750		$16,800	$533,275		—
Todd Nielsen	$343,750		$16,800	$868,120		—
Miguel Enrique Echemendia	$343,750		$16,800	$868,120		—

(1)	As of January 30, 2007, the date we consummated our IPO, in the event of a change in control of the company, all stock options, restricted stock and other equity based awards would vest, and the remaining forfeiture periods applicable to outstanding LTIP units would lapse. LTIP units will not become redeemable until the “LTIP Equalization Date” occurs, notwithstanding any change of control.

(2)	Awards consist of LTIP units. The indicated amount assumes a market value per LTIP unit of $10.63, which was the closing price on the Nasdaq Global Market per share of common stock on January 30, 2007.
(3)	The employment agreements of Messrs. Meruelo and Maddux provide that, among other events, our failure to renew the employment agreement constitutes “good reason.” If the non-renewal occurs other than during the 12-month period following a change in control, then the lump-sum cash payment is $675,000. Non-renewal during such 12-month period results in the full payment shown.
(4)	Per the employment agreement to be entered into with the officer, the officer is entitled to receive 10,000 LTIP units annually.
(5)	Under the terms of his employment agreement, each of Messrs. Meruelo and Maddux will be entitled to a tax gross-up payment under certain conditions in the event that his employment is terminated in connection with a change in control. However, at their current compensation levels, and assuming a bonus payment at the minimum level provided in the agreements, the termination payments owing to Messrs. Meruelo and Maddux would not result in such a gross-up payment. The remaining executives are not entitled to a tax gross-up payment under the terms of their employment agreements.

2007 Equity Incentive Plan

We adopted an equity incentive plan. The purpose of the 2007 Equity Incentive Plan is to provide us with the flexibility to use stock options and other awards as part of an overall compensation package to provide compensation to attract and retain qualified personnel. Employees, directors, officers, advisors, consultants and other personnel of ours, our subsidiaries, our affiliates and other persons expected to provide significant services to us or our subsidiaries may be granted stock options, stock appreciation rights, restricted stock, performance shares, dividend equivalent rights and other equity-based awards (including interests in our operating partnership) under the 2007 Equity Incentive Plan.

Administration

The 2007 Equity Incentive Plan is administered by our compensation committee. The compensation committee consists of at least two individuals each of whom is intended to be a nonemployee director under Rule 16b-3 as promulgated by the SEC and will, at such times as we are subject to Section 162(m) of the Code, qualify as outside directors for purposes of Section 162(m) of the Code to the extent awards are intended to constitute qualified performance-based compensation under Section 162(m). However, no action taken by the compensation committee will be invalidated because any or all of the members of the compensation committee fails to satisfy the nonemployee director and outside director requirements of the prior sentence. The compensation committee, appointed by our Board of Directors, has the full authority to administer and interpret the 2007 Equity Incentive Plan, to authorize the granting of awards, to determine the eligibility of employees, directors, officers, advisors, consultants and other personnel of ours, our subsidiaries, our affiliates and other persons expected to provide significant services to us or our subsidiaries to receive an award, to determine the number of shares of common stock to be covered by each award, to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the 2007 Equity Incentive Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the 2007 Equity Incentive Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to expire. During any period of time in which we do not have a compensation committee, the 2007 Equity Incentive Plan will be administered by our Board of Directors or another committee appointed by the Board of Directors. References below to the compensation committee include a reference to the Board of Directors or another committee appointed by the Board of Directors for those periods in which the Board of Directors or such other committee appointed by the Board of Directors is acting.

Eligibility and Types of Awards

Employees, directors, officers, advisors, consultants or other personnel of ours, our subsidiaries, our affiliates and other persons expected to provide significant services to us or our subsidiaries may be granted stock options, stock appreciation rights, restricted stock, performance shares, dividend equivalent rights and other equity-based awards (including interests in our operating partnership) under the 2007 Equity Incentive Plan. Eligibility for awards under the 2007 Equity Incentive Plan is determined by the compensation committee.

Available Shares

Subject to adjustment upon certain corporate transactions or events, as of March 15, 2007, the total number of shares of our common stock remaining available for awards under the 2007 Equity Incentive Plan was 1,635,229. Any common stock withheld or surrendered by plan participants in connection with the payment of an option exercise price or in connection with tax withholding will not count towards the share limitation and will be available for issuance under the 2007 Equity Incentive Plan. If an option or other award granted under the 2007 Equity Incentive Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid (whether in common stock or cash), as the case may be, will again become available for the issuance of additional awards. Awards paid in cash will generally not count against the share reserve. No new award may be granted under the 2007 Equity Incentive Plan after the 10th anniversary of the date that such plan was initially approved by our Board of Directors. Our Board of Directors may terminate the plan prior to its tenth anniversary.

Awards Under the 2007 Equity Incentive Plan

Stock Options. The terms of specific options, including whether options shall constitute “incentive stock options” for purposes of Section 422(b) of the Code, shall be determined by the compensation committee. The exercise price of an option shall be determined by the compensation committee and reflected in the applicable award agreement. The exercise price with respect to stock options may not be lower than 100%, or 110% in the case of an incentive stock option granted to a more than 10% stockholder, of the fair market value of our common stock on the date of grant. Each option will be exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant, or five years in the case of an incentive stock option granted to a more than 10% stockholder, if permitted under the plan. Options will be exercisable at such times and subject to such terms as determined by the compensation committee. No employee may receive options to acquire or stock appreciation rights pertaining to more than one-third of the total shares of common stock issuable under the plan in any fiscal year of the company.

Stock Appreciation Rights. A stock appreciation right, or SAR, entitles the holder to receive upon exercise the excess of the fair market value of the stock subject to the right over the exercise price of the right. SARs may be settled in cash or stock. The committee will determine the terms of SARs, including the applicable vesting.

Restricted Stock. A restricted stock award is an award of common stock that is subject to restrictions on transferability and such other restrictions, if any, as the compensation committee may impose at the date of grant. Grants of restricted stock will be subject to vesting schedules as determined by the compensation committee. The restrictions may lapse separately or in combination at such times, under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre-established criteria, in such installments or otherwise, as the compensation committee may determine. Except to the extent restricted under the award agreement relating to the restricted stock, a participant granted restricted stock has nearly all of the rights of a stockholder, including, without limitation, the right to vote and the right to receive dividends on the restricted stock. Although dividends are paid on all restricted stock, whether or not vested, at the same rate and on the same date as our common stock, holders of restricted stock are prohibited from transferring such shares until they vest.

As of March 15, 2007, we had issued 314,436 shares of restricted stock to our non-executive employees and our non-employee directors.

Performance Shares. Performance shares will vest as provided in the applicable award agreement. A performance share represents a right to receive the fair market value of a share of our common stock, or, if provided by the compensation committee, the right to receive the fair market value of a share of our common stock in excess of a base value established by the compensation committee at the time of grant. Performance shares may generally be settled in cash or by transfer of common stock (as may be provided by the compensation committee at the time of grant). Performance share awards settled in cash will not reduce the maximum aggregate number of shares of common stock that may be issued under the plan. The compensation committee may, in its discretion and under certain circumstances, permit a participant to receive as settlement of the performance shares installments over a period not to exceed ten years. In addition, the compensation committee may establish a program under which distributions with respect to performance shares may be deferred for additional periods as set forth in the preceding sentence.

Dividend Equivalent Rights. A dividend equivalent right is a right to receive (or have credited) the equivalent value of dividends declared on common stock otherwise subject to an award. The compensation committee may provide that amounts payable with respect to dividend equivalent rights shall be converted into cash or additional common stock. The compensation committee will establish all other limitations and conditions of awards of dividend equivalent rights as it deems appropriate.

LTIP Units. Long-Term Incentive Plan (“LTIP”) units are a special class of partnership interests in our operating partnership. Each LTIP unit awarded will be deemed equivalent to an award of one common share under the 2007 Equity Incentive Plan, reducing availability for other equity awards on a one-for-one basis. Neither our company nor our operating partnership will receive a tax deduction for the value of any LTIP units granted to our employees. The three-year forfeiture period for any LTIP units will be measured from the time of issuance. LTIP units, whether forfeitable or not, will receive the same quarterly per unit profit distributions as common units of our operating partnership, generally equal to per share taxable dividends on our shares of common stock, except for disposition proceeds distributed prior to the corresponding “LTIP Equalization Date” for such LTIP units, as described below. Based on the terms of their respective employment agreements, the operating partnership will issue a minimum of 10,000 LTIP units to each of Messrs. Meruelo and Maddux no less frequently than annually for 2007 and future years, so long as they remain employed by us. Except for the limitations on distributions of disposition proceeds, the quarterly distributions of operating income to holders of LTIP units is similar to the expected treatment of our restricted stock awards, which will generally receive full dividends whether vested or not. Allocations of taxable income from dispositions of assets (or of book income from revaluation of assets upon a so-called “Book-Up Event”) will be made to LTIP unitholders under the rules described below so as to cause their book capital account per LTIP unit to equal the book capital account, on a per unit basis, of common units (the date on which that occurs, is the “LTIP Equalization Date”). LTIP unitholders will receive a minimum amount of distributions to cover tax obligations attributable to income allocated to them with respect to their LTIP units by our operating partnership. Disposition proceeds may only be distributed to an LTIP unitholder from a company asset to the extent of income allocated to such LTIP unitholder that is attributable to the appreciation in value of such asset after the issuance date of such LTIP unitholder’s LTIP units (which income from such disposition will be limited to such unitholder’s percentage interest of such appreciation in value unless the unitholder elects to be specially allocated such income so as to cause the LTIP Equalization Date to occur sooner). Distributions (other than distributions attributable to liquidating gains and tax distributions) from our operating partnership occurring prior to the LTIP Equalization Date will be matched with an equivalent special allocation of gross income (excluding gross income attributable to liquidating gains and depreciation recapture) of our operating partnership. As described above, LTIP units initially will not have full parity with common units with respect to distributions of disposition proceeds and initially, and until the LTIP Equalization Date occurs with respect to such LTIP units and such units have become non-forfeitable, will not then be redeemable. Under the terms of the LTIP units, our operating partnership will revalue its assets upon the occurrence of certain specified book-up events permitted under IRS regulations (including the issuance of the additional LTIP units each year), and any increase in valuation of such assets from the time of grant until such event will be allocated first to the book capital accounts of the holders of LTIP units to equalize the capital accounts of such holders with respect to their LTIP units (zero upon issuance) with the capital accounts of common unit holders (in each case determined on a per unit basis) (i.e., to cause the LTIP Equalization Date to occur). Upon the LTIP Equalization Date, the LTIP units will achieve full parity with common units of our operating partnership for all purposes, including with respect to all sale and liquidating distributions (and the right to redeem non-forfeitable LTIP units). Upon the LTIP Equalization Date, non-forfeitable LTIP units may be converted into an equal number of common units at any time thereafter (or cash, at the option of our operating partnership), and thereafter enjoy all the rights of common units. However, such parity would not be reached if there is insufficient appreciation after the grant of such LTIP units to do so. Until and unless such parity is reached, the value that an executive will realize for a given number of non-forfeitable LTIP units will be less than if such executive owned the equal number of our shares of common stock.

As noted above, LTIP units will be issued for services rendered or to be rendered to the operating partnership for services rendered by a partner of the operating partnership in his or her capacity as a partner or in anticipation of becoming a partner. Initially, such units will have a liquidation value of zero, and a “safe harbor” election under proposed Treasury Regulations will be made to ensure that the recipients of the LTIP units will not be taxable on receipt, as permitted by IRS rules. All LTIP units will be subject to forfeiture provisions that expire ratably on each of the first three anniversaries of the date of grant. Forfeitability provisions generally will expire on the death or disability of an employee or the termination of such employee by us or the operating partnership without cause.

Following the taxable sale of assets previously revalued upon Book-Up Events, the LTIP holders will be allocated tax gain equal to the allocations of book income made to them from such assets so as to achieve book and tax capital account parity.

On March 15, 2007, our operating partnership had issued an aggregate of 327,835 LTIP units to our senior management. In addition, our operating partnership will issue a minimum of 10,000 LTIP units annually to each of Messrs. Meruelo and Maddux.

Other Equity-Based Awards. Our 2007 Equity Incentive Plan authorizes the granting of other awards which may be based upon the common stock (including the grant of securities convertible into common stock and stock appreciation rights) and interests in our operating partnership, including LTIP units, and subject to terms and conditions established at the time of grant.

Cash Rights. Our 2007 Equity Incentive Plan authorizes the grant of awards that may be settled in cash, in lieu of shares of our common stock. However, no awards may be settled in cash prior to the effectiveness of a registration statement covering the shares of common stock issued in our offering. Shares of our common stock subject to awards settled in cash will again be available for issuance under our 2007 Equity Incentive Plan.

Performance-Based Awards. The committee may make the vesting of awards subject to performance goals. The committee, in its discretion, may base performance goals on one or more of the following such measures with respect to the company or any business unit of the company: gross margin, operating margin, operating income, pre-tax profit, earnings before stock-based compensation expense, interest, taxes, depreciation and amortization, net income, funds from operations, expenses, the market price of our common stock, earnings per share, return on stockholder equity, return on capital, return on net assets, economic value added, market share, customer service, customer satisfaction, total stockholder return, free cash flow, net operating income, operating cash flow, return on investment, employee satisfaction, employee retention, balance of cash, cash equivalents and marketable securities, completion of an identified development or redevelopment project, completion of a joint venture or other corporate transaction, or other measures as determined by the committee. The target levels with respect to these performance measures may be expressed on an absolute basis or relative to a standard specified by the committee. The degree of attainment of performance measures will be calculated in accordance with generally accepted accounting principles, but prior to the accrual or payment of any performance award for the same performance period, and, according to criteria established by the committee, excluding the effect (whether positive or negative) of changes in accounting standards or any extraordinary, unusual or nonrecurring item occurring after the establishment of the performance goals applicable to a performance award. Awards (other than options and stock appreciation rights) subject to performance awards may not be granted to any employee with respect to more than one-third of the total shares of common stock issuable under the plan in any fiscal year of the company.

Adjustments in General; Certain Change in Control Provisions

In the event of certain corporate reorganizations or other events, the compensation committee may make certain adjustments, in its discretion, to the manner in which the 2007 Equity Incentive Plan operates (including, for example, to the number of shares available under the plan), and may otherwise take actions which, in its judgment, are necessary to preserve the rights of plan participants. Upon a change in control (as defined in the plan), the compensation committee generally may make such adjustments as it, in its discretion, determines are necessary or appropriate in light of the change in control. In addition, restrictions and conditions on each share of restricted stock shall automatically lapse and the settlement date for all performance shares shall be the date of such change in control.

Amendment and Termination

Our Board of Directors may generally amend the 2007 Equity Incentive Plan as it deems advisable, except in certain respects regarding outstanding awards or the provisions restricting cash rights described above. In addition, the 2007 Equity Incentive Plan may not be amended without stockholder approval if the absence of such approval would cause the 2007 Equity Incentive Plan to fail to comply with any applicable legal requirement or applicable exchange or similar rule.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of our common stock as of March 15, 2007, with respect to:

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

Other than Messrs. Meruelo and Maddux, we are not aware, based on a review of publicly-available reports filed with the SEC, of any person that is the beneficial owner of more than 5.0% of our outstanding common stock. Unless otherwise indicated, the business address for each of the identified stockholders is 761 Terminal Street, Building 1, Second Floor, Los Angeles, California 90021.

Name of Beneficial Owner	Shares of Common Stock(1)		Percent of Common Stock(2)
Richard Meruelo	38,198,611	(3)	44.5%

John Charles Maddux	4,729,553		5.5%

Lynn Beckemeyer	64,167		*

Fred Skaggs	50,167		*

Ted McGonagle	50,167		*

Todd Nielsen	81,667		*

Miguel Enrique Echemendia	81,667		*

John B. Hansen	2,500		*

Philip S. Payne	2,500		*

Richard Garcia Polanco	2,500		*

Anthony A. Williams	2,500		*

All directors and executive officers as a group	43,265,999		50.2%

*	Represents ownership of less than 1.0%.
(1)	Includes ownership of LTIP units, which, upon achieving parity with the common units in our operating partnership and becoming “redeemable” in accordance with the terms of the partnership agreement of our operating partnership, may be redeemed for cash or, at our option, an equal number of shares of our common stock. For information on LTIP units, see “Part III., Item 11. Executive Compensation — 2007 Equity Incentive Plan — Awards Under the 2007 Equity Incentive Plan — LTIP Units.”
(2)	Based on 85,792,600 shares of our common stock outstanding as of March 15, 2007, excluding shares that we have a contingent obligation to issue. In addition, in computing the percentage ownership of a person or group, we have assumed that the LTIP units held by that person or the persons in the group have been redeemed for shares of common stock and that those shares are outstanding but that no LTIP units held by other persons are redeemed for shares of common stock.
(3)	Mr. Meruelo has pledged approximately 29,000,000 of his shares of common stock as collateral for a loan.
(4)	In connection with our formation transactions, Messrs. Meruelo and Maddux received contingent rights to receive additional shares of our common stock. Since our IPO, we have issued a portion of the contingent shares. We have a remaining contingent obligation to issue up to approximately 2,261,389 additional shares, depending on the outcome of certain condemnation proceedings and based on assumptions as of January 30, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information about director independence, please see Part III, Item 10 “Directors, Executive Officers and Corporate Governance.”

In connection with our IPO, we completed series of transactions that we collectively refer to as our formation transactions, pursuant to which we acquired substantially all of the operations of our predecessor business, including the interests in our projects, and retained the employees of our predecessor business. Several of the transactions are described in the bullets below.

Our predecessor business comprised multiple limited liability companies and corporations owned by two affiliates of Mr. Meruelo and one affiliate of Mr. Maddux. One of the affiliates of Mr. Meruelo is a limited liability company owned in substantial majority and controlled by him and in which members of his immediate family own the remaining minority interests, which are non-managing. The second affiliate of Mr. Meruelo is a revocable trust of which he is the sole trustee and the beneficiaries of which are Mr. Meruelo and his immediate family members. The affiliate of Mr. Maddux is a limited liability company owned in substantial majority and controlled by him and in which his children own the remaining minority interests, which are non-managing. We sometimes refer to the two limited liability companies and the trust as the contributors.

Contributions and Mergers

•	We entered into definitive merger and contribution agreements with the contributors. The following occurred in connection with the merger and contribution agreements:

•

corporations owned by a contributor affiliated with Mr. Meruelo that collectively owned four projects merged with and into separate limited liability company subsidiaries of ours, with the limited liability companies surviving as separate subsidiaries, and we issued 10,358,406 shares of our common stock to such contributor as the former stockholder of the corporations and subsequently contributed (or will contribute) the subsidiaries to our operating partnership in exchange for common units;

•

the contributors, who were the members and stockholders of limited liability companies and a corporation collectively owning, leasing or holding rights to acquire interests in 49 projects (including interests in two projects from Mr. Meruelo’s parents) and a commercial construction business, contributed their limited liability company interests and stock to us in exchange for 29,294,351 shares of our common stock and $2.8 million in cash representing tax coverage payments to cover tax on the income and gain described below and on such payments, and we subsequently contributed the limited liability company interests and stock to our operating partnership in exchange for common units; and

•

our company assumed a $700,000 loan owed to our predecessor business by the contributor affiliated with Mr. Maddux, which loan assumption reduced the number of shares of common stock that would have otherwise been issuable to the contributor affiliated with Mr. Maddux in the formation transactions. The share numbers described above take into account this reduction.

Contingent Issuance of Shares

•

As a result of our formation transactions, we have a contingent obligation to issue additional shares of our common stock to two of the contributors. One of the limited liability companies contributed to us that was owned by a contributor affiliated with Mr. Meruelo, which we refer to as the “MM Fund,” holds a note receivable from another entity affiliated with Messrs. Meruelo and Maddux that was not contributed to us because the property it owns is subject to condemnation proceedings by the Los Angeles Unified School District, which entity we refer to as the “Taylor Yards Entity.” The note is in an amount of principal plus accrued interest of approximately $25.4 million as of January 30, 2007. The note receivable evidences amounts drawn by the MM Fund under our predecessor business’ credit facility with CalPERS, which amounts were loaned to the Taylor Yards Entity in connection with its acquisition of the property now subject to condemnation. The amounts loaned to the Taylor Yards Entity were not entirely repaid to the MM Fund, but the corresponding amount due CalPERS was repaid from other sources, resulting in affiliates of Messrs. Meruelo and Maddux receiving fewer shares at our IPO than they would have received had those amounts loaned to the Taylor Yards Entity been so entirely repaid. We agreed that, if and when amounts owing under the note receivable are paid and no longer subject to litigation risk, we will issue to one of the contributors affiliated with Mr. Meruelo and the contributor affiliated with Mr. Maddux, a total number of shares of common stock having a value equal to such payments (valuing the common stock for this purpose at the per share initial public offering price, and treating such value as an adjustment to the contribution value), plus pay their interest at the “applicable federal rate” in effect from the date of the closing of this offering through the date of issuance of such shares. Payment of the note receivable depends on the amount of the condemnation proceeds. We expect the condemnation proceeding will be completed, and the note paid in full or in part with no additional payment forthcoming, within three years. We contribute any proceeds from the note receivable to our operating partnership in exchange for common units. Based on assumptions as of January 30, 2007, we have an ongoing contingent obligation to issue up to approximately 2,536,595 additional shares. Since our IPO, we have issued 275,207 of those contingent shares (and we have a remaining contingent obligation to issue up to 2,261,388 shares).

Tax Matters

•

As a result of the contributions and mergers and the loan assumption described above, the contributors recognized approximately $11.2 million of income and gain. The remainder of the contribution and merger transactions were tax free to us, our operating partnership and the contributors. Our operating partnership has a carryover basis in the assets of the limited liability companies and corporations acquired by us such that our basis is be the same as the basis of such limited liability companies and corporations in their assets immediately before our formation transactions, adjusted upward by the gain recognized by the contributors. As a result of the contributions and mergers, we have substantial built-in taxable income in our assets immediately after the formation transactions. See Part I, Item 1B, “Risk Factors — Risks Related to Our Organization and Structure — We are subject to corporate income tax, which may reduce the amount of funds we have to invest and to pay to you as dividends and which, unlike a REIT, exposes our stockholders to potential double taxation with respect to any dividends we pay.”

Additional Matters in Connection with our IPO and Formation Transactions

•	In connection with the contributions and mergers, we directly or indirectly assumed approximately $232.6 million in principal amount of mortgage debt secured by our projects that remains outstanding.

•

With the proceeds of our IPO, we repaid indebtedness, as described elsewhere in this report. That indebtedness included approximately $4.6 million in principal and accrued interest on a note due February 15, 2007 that bore interest at Prime + 1.25% and that was held by Mr. Meruelo, who advanced funds to our predecessor business for development activities.

•	Messrs. Meruelo, Maddux, Beckemeyer, Skaggs, McGonagle, Nielsen and Echemendia each entered into an employment agreement with our company.

•	Messrs. Meruelo and Maddux each entered into a non-competition agreement with our company that extends one year beyond the term of employment.

•

Our operating partnership issued, upon closing of our IPO, to our executive officers other than Messrs. Meruelo and Maddux an aggregate of approximately 327,835 LTIP units in our operating partnership, and we issued an aggregate of 314,436 shares of restricted common stock to our other employees and our non-employee directors and certain consultants.

•

We entered into indemnification agreements with our executive officers and directors that require us to indemnify each in certain circumstances, in the manner and to the fullest extent permitted by the General Corporation Law of the State of Delaware.

•

Certain of our directors and officers received registration rights with respect to the equity securities acquired by them in the formation transactions. The registration rights included our agreement to file a shelf registration statement with the SEC on or about the first anniversary of the closing of our IPO, and thereafter to use our best efforts to have the registration statement declared effective, covering the continuous resale of the shares of common stock issued to the affiliates of Messrs. Meruelo and Maddux in the formation transactions and the shares of common stock underlying the LTIP units issued to our executive officers.

•

Messrs. Meruelo and Maddux, entities affiliated with them and Mr. Meruelo’s parents have been or will be released from an aggregate of approximately $487.9 million in obligations to guarantee debt related to the contributed projects.

•	We sold, at the initial public offering price, 3,000,000 shares of common stock directly to Mr. Meruelo or an entity controlled by Mr. Meruelo.

The number of shares of common stock issued and cash paid in exchange for the equity interests in the entities owning interests in our projects and in connection with the corporate mergers was determined in arm’s length negotiations between our underwriters and our executive officers based on the costs incurred to acquire and improve the projects, a discounted cash flow analysis, an internal rate of return analysis and an assessment of the fair market value and future development potential of the projects. No single factor was given greater weight than any other in valuing the projects, and the values attributed to the projects do not necessarily bear any relationship to the book value for the applicable project. We did not obtain any third-party appraisals of the projects or any other independent third-party valuations or fairness opinions in connection with the formation transactions. As a result, the consideration we paid for the equity interests in the entities owning our projects in the formation transactions may have exceeded their fair market value.

Certain Post-IPO Matters

•

Following our IPO and formation transactions, we will continue to manage on a quarterly fee-for-service basis six industrial and commercial properties, one single-family residential construction project and one parcel of vacant land owned directly or indirectly by the parents of Mr. Meruelo. Our management fees for these properties are 3.0% of the properties’ gross revenues estimated at a minimum of approximately $150,000 annually. Our predecessor business was paid approximately $602,200 in December 2005, comprising its fees for managing during 2005 certain properties owned by Mr. Meruelo’s parents and a one-time commission attributable to the sale of a property owned by Mr. Meruelo’s parents.

•

We will acquire interests in three projects from entities owned directly or indirectly by the parents of Mr. Meruelo — Overland Terminal, Pomona Village and Pomona Retail. An entity owned by the parents of Mr. Meruelo has the Overland Terminal project under contract. Its right to buy the project was challenged by the seller, but following a trial in September 2006, the court ruled that the entity owned by the parents of Mr. Meruelo, as buyer, has a valid right to buy the property. We have agreed to purchase the property from the entity owned by the parents of Mr. Meruelo once it has acquired the property from its seller. The seller has appealed the court’s decision and so our rights to purchase the property at cost for $16.7 million remain subject to the successful resolution of this litigation. During the course of the dispute, we acquired a 12.5% interest in the partnership that owns this project. We also have interests in a pending purchase and sale agreement to acquire the remaining 27.67 acres of the Pomona Village and Pomona Retail projects, which we intend to purchase for $19.5 million later in 2007. Any required enforcement of the terms and conditions of the purchase contracts for our Overland Terminal, or Pomona Village and Pomona Retail projects will be subject to independent director review and approval.

•

In connection with the redevelopment of our South Park Towers project, a corporation owned by Mr. Meruelo leases restaurant space from us for approximately $40,000 per month, on a month-to-month basis commencing January 1, 2007. The term of the lease will be determined in accordance with the final project redevelopment plans.

Item 14.	Principal Accountant Fees and Services

Fees of Principal Accountant

The table below contains a summary of the fees billed to us or our predecessor business by Ernst & Young LLP, our principal accountants for professional services rendered for the year ended December 31, 2006. Ernst & Young LLP did not perform any services for us or our predecessor business during the year ended December 31, 2005.

Type of Fee	Year Ended December 31, 2006
Audit Fees	$1,005,224

Audit-Related Fees	—

Tax Fees	$620,640

All Other Fees	—

Total	$1,625,864

Audit Fees

“Audit Fees” consist of fees and related expenses billed for professional services rendered for the audit of the consolidated financial statements of our predecessor business and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. For example, audit fees included fees for professional services rendered in connection with our IPO, including a review of our S-11 registration statement and the issuance of consents by Ernst & Young LLP to be named in our registration statement and to the use of their audit report in the registration statement.

Tax Fees

“Tax Fees” consist of fees and related expenses billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning and structuring relating to our IPO and formation transactions.

Audit-Related Fees and All Other Fees

“Audit-Related Fees” and “Other Fees” consist of fees and related expenses for products and services other than services described under “Audit Fees” and “Tax Fees.” Ernst & Young LLP did not perform any such products or services for us or our predecessor business during the year ending December 31, 2006.

Pre-Approval Policy

Effective commencing with our IPO, the audit committee reviews and pre-approves any audit and non-audit services to be performed by Ernst & Young LLP to ensure that the work does not compromise its independence in performing audit services. The responsibility for pre-approval of audit and permitted non-audit services includes pre-approval of the fees for such services and the other terms of the engagement. Effective commencing with our IPO, the audit committee annually reviews and pre-approves all audit, audit-related, tax and all other services that are performed by our independent registered public accounting firm.

In some cases, the audit committee may pre-approve the provision of a particular category or group of services for up to a year, subject to a specific budget. In other cases, one or more of the members of the audit committee may have the delegated authority from the audit committee to pre-approve services, and such pre-approvals are then communicated to the full audit committee.

The audit committee has considered whether, and has determined that, the provision by Ernst & Young LLP of the services described under “Tax Fees” is compatible with maintaining Ernst & Young LLP’s independence from us and our management.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	1. Financial Statements

Meruelo Maddux Properties, Inc. and Subsidiary:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2006

Notes to Consolidated Balance Sheet

Meruelo Maddux Properties Predecessor:

Report of Independent Registered Public Accounting Firm

Combined Balance Sheets as of December 31, 2006 and 2005

Combined Statements of Operations for the years ended

December 31, 2006, 2005 and 2004

Combined Statements of Owners’ Equity (Deficit) for the years ended

December 31, 2006, 2005 and 2004

Combined Statements of Cash Flows for the years ended

December 31, 2006, 2005 and 2004

Notes to Combined Financial Statements for the years ended

December 31, 2006, 2005 and 2004

Schedule III – Combined Real Estate and Accumulated Depreciation

2.	Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3. Exhibits

Exhibit Number	Description of Exhibit
3.1	Form of Amended and Restated Certificate of Incorporation (1)
3.2	Form of Bylaws (1)
4	Form of Common Stock Certificate (1)
10.1	Form of Amended and Restated Agreement of Limited Partnership of Meruelo Maddux Properties, L.P. (1)
10.2	2007 Equity Incentive Plan* (1)
10.3	Form of LTIP Unit Agreement* (1)
10.4	Form of Restricted Stock Agreement* (1)
10.5	Form of Employment Agreement with Mr. Meruelo* (1)
10.6	Form of Employment Agreement with Mr. Maddux* (1)
10.7	Form of Employment Agreement with Mr. Beckemeyer* (1)
10.8	Form of Employment Agreement with Mr. Skaggs* (1)
10.9	Form of Employment Agreement with Mr. McGonagle* (1)
10.10	Form of Employment Agreement with Mr. Nielsen* (1)
10.11	Form of Employment Agreement with Mr. Echemendia* (1)
10.12	Contribution Agreement dated September 19, 2006, by and among Meruelo Maddux Properties, Inc., Meruelo Maddux Properties, L.P., Richard Meruelo, as Trustee of the Richard Meruelo Living Trust U/D/T dated September 15, 1989, Merco Group – Roosevelt Building, LLC, and Sunstone Bella Vista, LLC (1)
10.13	Merger Agreement dated September 19, 2006, by and among Meruelo Maddux Properties, Inc., Santa Fe & Washington Market, Inc., Santa Fe & Washington Market, LLC, and Richard Meruelo, as Trustee of the Richard Meruelo Living Trust U/D/T dated September 15, 1989 (1)
10.14	Merger Agreement dated September 19, 2006, by and among Meruelo Maddux Properties, Inc., Alameda Produce Market, Inc., Alameda Produce Market, LLC, Richard Meruelo, as Trustee of the Richard Meruelo Living Trust U/D/T dated September 15, 1989 (1)
10.15	Form of Indemnification Agreement between Meruelo Maddux Properties, Inc. and its directors and officers (1)
10.16	Form of Registration Rights Agreement (1)
10.17	Form of Non-Competition Agreement with Messrs. Meruelo and Maddux (1)
10.18	First Amendment to Contribution Agreement dated as of September 19, 2006, by and among Meruelo Maddux Properties, Inc., Meruelo Maddux Properties, L.P., Richard Meruelo, as Trustee of the Richard Meruelo Living Trust U/D/T dated September 15, 1989, Merco Group – Roosevelt Building, LLC, and Sunstone Bella Vista, LLC (1)
10.19	First Amendment to Merger Agreement dated as of September 19, 2006, by and among Meruelo Maddux Properties, Inc., Alameda Produce Market, Inc., Alameda Produce Market, LLC, and Richard Meruelo, as Trustee of the Richard Meruelo Living Trust U/D/T dated September 15, 1989 (1)
21	List of subsidiaries
23	Consent of Ernst & Young LLP
24.1	Power of Attorney (included in Part IV of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensatory plan or agreement.
(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-137457) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERUELO MADDUX PROPERTIES, INC.

Dated:	March 30, 2007	By:	/s/ RICHARD MERUELO
Richard Meruelo
Chief Executive Officer and Chairman of the Board of Directors

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers of Meruelo Maddux Properties, Inc., hereby severally constitute Richard Meruelo, John Charles Maddux and Fred Skaggs, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Meruelo Maddux Properties, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date	Signature

March 30, 2007	/s/ Richard Meruelo	Chief Executive Officer (Principal Executive Officer)
	Richard Meruelo	and Chairman of the Board of Directors

March 30, 2007	/s/ John Charles Maddux	Director
John Charles Maddux

March 30, 2007	/s/ Lynn Beckemeyer	Director
Lynn Beckemeyer

March 30, 2007	/s/ John B. Hansen	Director
John B. Hansen

March 30, 2007	/s/ Philip S. Payne	Director
Philip S. Payne

March 30, 2007	/s/ Richard Garcia Polanco	Director
Richard Garcia Polanco

March 30, 2007	/s/ Anthony A. Williams	Director
Anthony A. Williams

March 30, 2007	/s/ Fred Skaggs	Chief Financial Officer (Principal Financial
	Fred Skaggs	Officer and Principal Accounting Officer)

MERUELO MADDUX PROPERTIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Meruelo Maddux Properties, Inc.

We have audited the accompanying consolidated balance sheet of Meruelo Maddux Properties, Inc. and Subsidiary (the Company) as of December 31, 2006. This consolidated balance sheet is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated balance sheet based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of Meruelo Maddux Properties, Inc. and Subsidiary at December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 29, 2007

MERUELO MADDUX PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2006

ASSETS

Cash	$3,000

Other assets, net	4,429,530

Total assets	$4,432,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Accounts payable and accrued liabilities	$4,195,445

Due to affiliates, net	234,085

Total liabilities	4,429,530

Stockholders’ Equity:

Common stock, $0.01 par value, 1,000 shares authorized; 200 shares issued and outstanding	2

Additional paid-in capital	2,998

Total stockholders’ equity	3,000

Total liabilities and stockholders’ equity	$4,432,530

MERUELO MADDUX PROPERTIES, INC.

NOTES TO CONSOLIDATED BALANCE SHEET

December 31, 2006

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Meruelo Maddux Properties, Inc. (the Company) was organized on July 5, 2006 to acquire substantially all of the interests, assets and liabilities of Meruelo Maddux Properties Predecessor (Meruelo Maddux) and was capitalized with $3,000 on September 14, 2006. As of December 31, 2006, the Company’s owners, Richard Meruelo and John Charles Maddux, own 100% of the outstanding common stock of the Company. On January 30, 2007, concurrent with the consummation of an initial public offering (the Offering) of the common stock of the Company and a newly formed limited partnership, Meruelo Maddux Properties, L.P. (the Operating Partnership), together with the members of the limited liability companies and the stockholders of the S-corporations engaged in certain formation transactions (the Formation Transactions). The Formation Transactions were designed to (i) continue the operations of Meruelo Maddux, (ii) pay down existing mortgage debt, (iii) payoff the CalPERS mezzanine loan facility, (iv) provide capital for future acquisitions, (v) fund future development costs, and (vi) establish a capital reserve for general corporate purposes.

Meruelo Maddux is not a legal entity but rather a combination of entities and operations whose owners are Richard Meruelo, Maria Meruelo and John Charles Maddux as described below. Meruelo Maddux is a full-service real estate operating company that acquires, develops, redevelops, and owns industrial, commercial and residential properties. Meruelo Maddux’s focus is on developing or redeveloping underutilized urban real estate into productive, desirable land uses. Once these properties are developed, management of Meruelo Maddux intends to sell the residential properties and own and operate many of the industrial and commercial properties. All assets of Meruelo Maddux are currently located in Southern California, with the majority of its assets in the greater Los Angeles area.

The operations of the Company will be carried on primarily through the Operating Partnership. The Company will be the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of Meruelo Maddux and the Operating Partnership, the Operating Partnership will receive a contribution of interest in the real estate properties in exchange for common units of limited partnership interest in the Operating Partnership and the assumption of debt and other specified liabilities. The Company and Operating Partnership will be fully integrated, self-administered and self-managed.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated balance sheet includes the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

3. OFFERING COSTS

In connection with the Offering, the Company has incurred legal, accounting and related costs which were reimbursed by the Company upon completion of the Offering on January 30, 2007. Such costs will be deducted from the gross proceeds of the Offering and recorded as a reduction of stockholders’ equity on the consolidated balance sheet.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Owners

Meruelo Maddux Properties Predecessor:

We have audited the accompanying combined balance sheets of Meruelo Maddux Properties Predecessor (Meruelo Maddux) as defined in Note 1, as of December 31, 2006 and 2005, and the related combined statements of operations, owners’ deficit and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and schedule are the responsibility of Meruelo Maddux’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Meruelo Maddux’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Meruelo Maddux Properties Predecessor at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 29, 2007

MERUELO MADDUX PROPERTIES PREDECESSOR

COMBINED BALANCE SHEETS

	As of December 31,
	2006	2005
ASSETS

Cash	$2,380,945	$9,494,993

Restricted cash	2,326,961	1,223,733

Accounts receivable	2,103,475	1,669,118

Rental properties, net	216,972,297	158,867,898

Real estate held for development	277,836,876	248,780,932

Other assets, net	6,435,997	7,315,660

Total assets	$508,056,551	$427,352,334

LIABILITIES AND MEMBER’S EQUITY

Accounts payable	$7,080,651	$1,772,363

Accrued expenses and other liabilities	49,163,555	15,755,118

Due to affiliates, net	4,226,834	1,064,502

Notes payable secured by real estate	342,643,062	281,141,298

Note payable to CalPERS	150,000,000	150,000,000

Total liabilities	553,114,102	449,733,281

Commitments and contingencies

Common stock	4,000	4,000

Additional paid in capital	11,662,594	11,662,594

Affiliate notes receivable	(24,672,856)	(19,059,061)

Retained earnings (deficit)	(32,051,289)	(14,988,480)

Total owners’ equity (deficit)	(45,057,551)	(22,380,947)

Total liabilities and owners’ equity	$508,056,551	$427,352,334

See accompanying notes.

MERUELO MADDUX PROPERTIES PREDECESSOR

COMBINED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005	2004

Revenue:

Rental income	$22,421,689	$16,525,986	$11,835,818

Management fees	285,200	602,200	142,000

Other income	751,010	792,982	627,929

	23,457,899	17,921,168	12,605,747

Expenses:

Rental expenses	10,103,719	7,673,683	5,089,380

Interest expense	24,243,283	15,831,556	6,187,563

Depreciation and amortization	5,071,673	3,161,551	1,987,090

General and administrative	6,045,106	4,221,711	1,934,610

	45,463,781	30,888,501	15,198,643

Operating (loss) income	(22,005,882)	(12,967,333)	(2,592,896)
Interest income on affiliate notes receivable	3,614,317	2,942,213	—

(Loss) income from continuing operations	(18,391,565)	(10,025,120)	(2,592,896)

Discontinued operations:

Gain on sale of real estate	1,328,755	—	3,183,276

Net income (loss)	$(17,062,810)	$(10,025,120)	$590,380

See accompanying notes.

MERUELO MADDUX PROPERTIES PREDECESSOR

COMBINED STATEMENTS OF OWNERS’ EQUITY (DEFICIT)

	Common Stock	Additional Paid-in Capital	Affiliate Notes Receivable	Owners’ Equity (Deficit)	Total
Balance at January 1, 2003	$2,000	$3,148,977	$—	$(5,573,250)	$(2,422,273)

Contributions	2,000	413,617	—	—	415,617

Distributions	—	—	—	—	—

Net income (loss)	—	—	—	19,511	19,511

Balance at December 31, 2003	4,000	3,562,594	—	(5,553,739)	(1,987,145)

Contributions	—	8,000,000	—	—	8,000,000

Distributions	—	—	—	—	—

Affiliate Notes Receivable	—	—	—	—	—

Net income (loss)	—	—	—	590,380	590,380

Balance at December 31, 2004	4,000	11,562,594	—	(4,963,359)	6,603,235

Contributions	—	100,000	—	—	100,000

Distributions	—	—	—	—	—

Affiliate Notes Receivable	—	—	(19,059,061)	—	(19,059,061)

Net income (loss)	—	—	—	(10,025,120)	(10,025,120)

Balance at December 31, 2005	4,000	11,662,594	(19,059,061)	(14,988,479)	(22,380,946)

Contributions	—	—	—	—	—

Distributions	—	—	—	—	—

Affiliate Notes Receivable	—	—	(5,613,795)	—	(5,613,795)

Net income (loss)	—	—	—	(17,062,810)	(17,062,810)

Balance at December 31, 2006	$4,000	$11,662,594	$(24,672,856)	$(32,051,289)	$(45,057,551)

See accompanying notes.

MERUELO MADDUX PROPERTIES PREDECESSOR

COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
Operating activities

Net income (loss)	$(17,062,810)	$(10,025,120)	$590,380

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Gain on sale of real estate	(1,328,755)	—	(3,183,276)

Depreciation and amortization	5,071,673	3,161,551	1,987,090

Interest income on affiliate notes receivable	(3,614,317)	(2,942,213)	—

Changes in operating assets and liabilities:

Accounts receivable	(434,357)	(312,071)	(591,830)

Other assets	(884,826)	(6,706,325)	(451,570)

Accounts payable	1,482,920	(1,089,802)	467,446

Accrued expenses and other liabilities	918,698	744,237	(717,231)

Net cash used in operating activities	(15,851,774)	(17,169,743)	(1,898,991)

Investing activities

Acquisition of real estate	(37,058,512)	(248,842,587)	(56,729,568)

Capitalized costs, escrow deposits and improvements	(29,574,738)	(26,114,818)	(9,960,406)

Proceeds from sale of real estate	5,475,510	—	10,579,544

Change in restricted cash	(1,103,228)	(1,223,733)	—

Net cash used in investing activities	(62,260,968)	(276,181,138)	(56,110,430)

Financing activities

Contributions	—	100,000	8,000,000

Distributions	—	—	—

Proceeds from (payments on) amounts due to affiliates	3,162,332	(4,018,416)	158,500

Proceeds from (issuance of) affiliate notes receivable	9,152,598	(15,964,000)	—

Proceeds from notes payable secured by real estate	155,716,075	252,758,882	62,656,418

Proceeds from notes payable to CalPERS	—	150,000,000	—

Payments on notes payable secured by real estate	(97,032,311)	(81,024,000)	(12,000,000)

Net cash provided by financing activities	70,998,694	301,852,466	58,814,918

Net increase (decrease) in cash	(7,114,048)	8,501,585	805,497

Cash at beginning of year	9,494,993	993,408	187,911

Cash at end of year	$2,380,945	$9,494,993	$993,408

Supplemental disclosure of cash flow information

Interest paid (net of amounts capitalized)	$15,937,935	$7,860,525	$6,144,160

Supplemental disclosure of noncash information

Accounts payable, accrued expenses and other liabilities included in real estate held for development	$38,659,685	$13,496,653	$340,817

See accompanying notes.

MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

December 31, 2006

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Meruelo Maddux Properties Predecessor (Meruelo Maddux) is not a legal entity but rather a combination of entities and operations whose owners are Richard Meruelo, Maria Meruelo and John Charles Maddux as described below. Richard Meruelo owns his controlling interests in the entities through a trust and a limited liability company. John Charles Maddux owns his controlling interests in the entities through a limited liability company. Meruelo Maddux is a full-service real estate operating company that acquires, develops, redevelops, and owns industrial, commercial and residential properties. Meruelo Maddux’s focus is on developing or redeveloping underutilized urban real estate into productive, desirable land uses. Once these properties are developed, management of Meruelo Maddux intends to sell the residential properties and own and operate many of the industrial and commercial properties. All assets of Meruelo Maddux are currently located in Southern California, with the majority of its assets in the greater Los Angeles area.

Meruelo Maddux Properties, Inc. (the Company or MMPI) was organized on July 5, 2006 to acquire substantially all of the interests, assets and liabilities of Meruelo Maddux. On January 30, 2007, concurrent with the consummation of an initial public offering (the Offering) of the common stock of the Company and the formation of a newly formed limited partnership, Meruelo Maddux Properties, L.P. (the Operating Partnership), together with the members of the limited liability companies and the stockholders of the S-corporations will engage in certain formation transactions (the Formation Transactions). The Formation Transactions are designed to (i) continue the operations of Meruelo Maddux, (ii) pay down existing mortgage debt, (iii) payoff the CalPERS mezzanine loan facility, (iv) provide capital for future acquisitions, (v) fund future development costs, and (vi) establish a capital reserve for general corporate purposes.

The operations of the Company will be carried on primarily through the Operating Partnership. The Company will be the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of Meruelo Maddux and the Operating Partnership, the Operating Partnership will receive a contribution of interest in the real estate properties in exchange for common units of limited partnership interest in the Operating Partnership and the assumption of debt and other specified liabilities. The Company and Operating Partnership will be fully integrated, self-administered and self-managed.

Meruelo Maddux combines the following limited liability companies and S-corporations with their respective member/ownership interests’ indicated:

Richard Meruelo — 75% and John Charles Maddux — 25%

•	Meruelo Farms, LLC (Center Village)

•	Meruelo Maddux — 845 S. Flower Street, LLC (717 W. 9th Street)

•	Meruelo Maddux Properties — 2951 Lenwood Road, LLC (Barstow Produce Center)

•	Merco Group — 2001-2021 West Mission Boulevard, LLC (Pomona Village and Pomona Retail)

•	Meruelo Maddux Properties — 760 S. Hill Street, LLC (The Union Lofts)

•	Meruelo Maddux Properties — 1009 North Citrus Avenue, Covina, LLC (Citrus Gardens)

•	Merco Group — 146 E. Front Street, LLC (Covina Gardens)

•	Meruelo Maddux Properties — 12385 San Fernando Road, LLC (San Fernando Court)

•	Merco Group, LLC (Sky Arc and Southern California Institute of Architecture)

•	Meruelo Maddux — 230 W. Avenue 26, LLC (230 W. Ave. 26th)

•	Meruelo Maddux Properties — 1919 Vineburn Street, LLC (1919 Vineburn Avenue)

•	Meruelo Maddux Properties — 306-330 N. Avenue 21, LLC (2131 Humboldt Street)

•	Meruelo Maddux — 336 W. 11th Street, LLC (Southpark Towers)

•	Meruelo Maddux — 500 Mateo Street, LLC (500 Mateo Street)

•	Meruelo Maddux — 3rd & Omar Street, LLC (3rd & Omar Street)

•	Meruelo Maddux Properties — 2131 Humboldt Street, LLC (2131 Humboldt Street)

•	Meruelo Maddux — 2415 E. Washington Blvd., LLC (Crown Commerce Center)

•	Meruelo Maddux — 915-949 S. Hill Street, LLC (Ullman Tower One)

•	Merco Group — Southpark, LLC (Soutpark Towers, Transamerica Lofts & Olive Street Towers)

•	Meruelo Maddux — 817-825 S. Hill Street, LLC (Ullman Tower Two)

•	Meruelo Maddux — 3000 E. Washington Blvd., LLC (3000 E. Washington Blvd.)

•	Meruelo Maddux Properties — 1800 E. Washington Boulevard, LLC (1800 E. Washington Blvd.)

•	Meruelo Maddux Properties — 1060 N. Vignes, LLC (Vignes Village)

•	Meruelo Maddux — 1000 E. Cesar Chavez, LLC (1000 E. Cesar Chavez)

•	Merco Group — 2529 Santa Fe Avenue, LLC (Santa Fe Plaza)

•	Meruelo Maddux — 555 Central Avenue, LLC (American Fish)

•	Meruelo Maddux Construction, Inc.

Richard Meruelo — 100%

•	Alameda Produce Market, Inc. (Alameda Square & Seventh Street Produce Market)

•	Santa Fe & Washington Market, Inc. (American Apartments)

•	1828 Oak Street, LLC (1828 Oak Street)

•	Santa Fe Commerce Center, Inc. (Crown Commerce Center)

•	Merco Group — 1308 S. Orchard, LLC (Musica Latina Building)

•	905 8th Street, LLC (905 E. 8th Street)

•	Meruelo Chinatown, LLC (Meruelo Chinatown Village)

•	788 South Alameda, LLC (788 S. Alameda)

•	Meruelo Maddux California Future Fund, LLC

•	Merco Group — 1500 Griffith Avenue, LLC (1500 Griffith Avenue)

•	Merco Group — 2955 Leonis Boulevard, LLC (Leonis Cold Storage)

•	Merco Group — 3185 E. Washington Boulevard, LLC (Washington Cold Storage)

•	Merco Group — Camfield Avenue, LLC (Camfield Retail Center and Gold’s Gym & Storage)

•	Merco Group — 1211 E. Washington Boulevard, LLC (1211 E. Washington Blvd & Washington at Central Retail)

•	Merco Group — 4th Street Center, LLC (4th Street Center)

•	Merco Group — 620 Gladys Avenue, LLC (620 Gladys Avenue)

•	Merco Group — 801 E. 7th Street, LLC (801 E. 7th Street)

•	Merco Group — Ceres Street Produce, LLC (Ceres Street Produce Market)

•	Merco Group — Overland Terminal, LLC (Overland Terminal)

•	Merco Group — 1225 E. Washington Boulevard, LLC

Richard Meruelo — 99% and Maria Meruelo — 1%

•	Wall Street Market, LLC (Wall Street Market)

•	2640 Washington Boulevard, LLC (Washington Produce Market)

•	Meruelo Baldwin Park, LLC (Meruelo Baldwin Park)

•	Meruelo Wall Street, LLC (Meruelo Wall Street)

•	Merco Group — 5707 S. Alameda, LLC (5707 S. Alameda)

•	Merco Group — 425 West 11th Street, LLC (Desmond Building)

•	Merco Group — Little J, LLC (Transamerica Lofts & Southpark Towers)

MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The real estate entities and operations included in the Offering for which Meruelo Maddux controls major decisions through majority voting ownership interests are combined in the accompanying combined financial statements and presented at historical cost. All significant intercompany balances and transactions have been eliminated in combination. The estimates and assumptions used in preparation of the combined financial statements are further discussed below in this Note.

Restricted Cash

Restricted cash consists of interest reserves required under the related loan agreements.

Monitoring of Rents and Other Receivables

The Company maintains an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent.

Rental Properties

Rental properties, including land, building improvements and capitalized leasing commissions, are stated at cost, less accumulated depreciation. Depreciation is being provided on a straight-line basis over the estimated useful lives of the assets. Buildings and building improvements are depreciated over 39 years, and tenant improvements over the term of the respective tenant leases. Capitalized lease commissions are amortized over the term of the related leases.

Costs related to the acquisition and improvement of the rental properties are capitalized, while expenses for repairs and maintenance are charged to operations as incurred. Certain expenses such as property taxes, utilities and repair and maintenance costs are chargeable to the tenants as provided in their lease agreements. Such reimbursements are recorded as rental income in the combined statement of operations. Costs related to terminated deal costs are expensed when Meruelo Maddux ceases due diligence and related acquisition efforts.

The acquisition of real estate properties is accounted for in accordance with SFAS No. 141, Business Combinations whereby the value of real estate acquired is allocated between land, buildings and improvements, acquired leasing commissions and tenant coordination costs, and to acquire above- and below-market leases and tenant relationships. The fair value of tangible assets is determined on an “as-if-vacant” basis based upon comparable sales and other relevant information obtained in connection with the acquisition of the property. The estimated fair value of acquired in-place at-market leases are the costs we would have incurred to lease property to the occupancy level of the property at the date of acquisition. Such estimate includes the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to 8-9 months. These allocations have a direct impact on our results of operations as allocations between land, buildings and improvements because, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to allocating the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases.

Real Estate Held for Development

Real estate held for development, including land costs, building improvements, direct costs of construction, interest and property taxes incurred during development, are stated at cost. Interest and real estate taxes incurred relating to real estate held for development are capitalized when development activities begin, and capitalization ends when the qualifying assets are ready for their intended use or development activities cease.

Real Estate Held for Sale or Disposition

Meruelo Maddux accounts for properties held for disposition or properties that are sold during the period in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An asset is classified as an asset held for disposition when it meets the requirements of SFAS No. 144, which include, among other criteria, the approval of the sale of the asset, the asset has been marketed for sale and the Company expects that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, the net book value of the asset, excluding long-term debt, is included in discontinued operations for all periods presented.

Impairment of Long-Lived Assets

Management assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based on such periodic assessments, no indications of impairment were identified as of December 31, 2006 and 2005.

Deferred Loan Costs

Costs incurred in issuing secured notes payable are capitalized. Deferred loan costs are included in other assets in the combined balance sheets. The deferred loan costs are amortized to interest expense over the life of the related loan. Any unamortized amounts upon early repayment of secured notes payable are written off in the period of repayment.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition (SAB 104), as amended. SAB 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases and minimum rents are recognized on lease terms exceeding one year on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in accounts receivable in the combined balance sheets. Recoveries from tenants for common area maintenance expenses, real estate property taxes and other recoverable operating expenses are recognized as revenue in the period the associated costs are incurred. In addition, Meruelo Maddux records a capital asset for leasehold improvements constructed by Meruelo Maddux that are reimbursed by tenants, with the offsetting amount recorded to deferred revenue which is included in accrued expenses and other liabilities. The deferred revenue is amortized as additional rental revenue over the life of the related lease.

Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees are recorded when the related leases are canceled and Meruelo Maddux has no continuing obligation to provide services to such former tenants. Lease termination fees are included in rental revenues and were not material for the years ended December 31, 2006, 2005 and 2004.

The Company recognizes gains on sales of real estate pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met the Company defers gain recognition and accounts for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Income Taxes

The entities in the combined financial statements consist of limited liability companies and S-corporations. For federal and state income tax reporting purposes, the members and stockholders report their share of taxable income or loss on their separate tax returns. Accordingly, no provision for income taxes has been reflected in the accompanying combined financial statements other than the 1.5% tax due on any taxable income of S-corporations in the State of California.

Segment Disclosure

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Meruelo Maddux currently operates in one business segment: the acquisition, development, ownership, and management of commercial real estate. Additionally, the Company operates in one geographic area: California.

The products and services offered include rental of commercial and industrial space to tenants, parking and other tenant services.

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of financial instruments include available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair values. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

Cash, restricted cash, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities—carrying amounts approximate fair value because of the short-term maturities of these instruments.

Notes payable—carrying amounts approximate fair value because of the short-term maturities of notes and interest rates are generally based on market rates.

Estimates Used in the Preparation of Financial Statements

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Included as part of management’s estimates and assumptions is Meruelo Maddux’s ability to continue as a going concern which takes into account certain significant conditions and events, including the Meruelo Maddux’s ability to repay or refinance short-term debt, and to obtain appropriate entitlements to proceed with planned development activities. Additionally, management’s plans include estimates and assumptions which may be impacted by changes in economic conditions, including interest rates, construction costs and real estate values. Actual results could significantly differ from those estimates.

3. RENTAL PROPERTIES

Rental properties consist of the following:

	December 31,
	2006	2005
Rental properties

Land	$92,406,226	$58,261,790

Building and improvements	138,724,771	111,457,624

	231,130,997	169,719,414

Less: Accumulated depreciation	(14,158,700)	(10,851,516)

	$216,972,297	$158,867,898

Rental properties include 24 and 14 commercial properties located in Southern California as of December 31, 2006 and 2005, respectively.

Depreciation expense on buildings and building improvements was $3,307,184, $2,421,685 and $1,568,308 for the years ended December 31, 2006, 2005 and 2004, respectively.

4. REAL ESTATE HELD FOR DEVELOPMENT

Real estate held for development consists of the following:

	December 31,
	2006	2005
Real estate held for development

Land	$171,158,537	$185,634,851

Building and improvements	16,760,504	18,305,003

Construction in process	89,917,835	44,841,078

	$277,836,876	$248,780,932

As of December 31, 2006 and 2005, construction in process includes costs related to ongoing build-to-suit construction agreements and other acquisition deposits totaling $10,122,910 and $11,969,482 respectively (See Note 11). During the years ended December 31, 2006, 2005 and 2004, Meruelo Maddux incurred interest costs of $57,820,173, $30,488,047, and $7,603,904 of which $33,576,890, $14,656,491, and $1,416,341 respectively has been capitalized to real estate held for development.

5. OTHER ASSETS

Other assets consist of the following:

	December 31,
	2006	2005
Other assets

Deferred loan costs	$5,420,010	$5,205,959

Intangible assets – In-place leases	1,208,700	1,208,700

Machinery and equipment	1,637,307	1,104,037

Prepaid expenses	1,216,510	1,199,012

Other	309,917	306,292

	9,792,444	9,024,000

Accumulated amortization and depreciation	(3,356,447)	(1,708,340)

	$6,435,997	$7,315,660

MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31,
	2005	2004
Accrued liabilities

Accrued interest – CalPERS note	$31,564,980	$10,732,901

Deferred revenue – Taylor Village	11,152,076	—

Accrued interest – mortgage debt	1,962,435	2,077,562

Tenant security deposits	1,853,683	1,861,055

Accrued Property taxes	1,347,879	409,122

Other	1,282,502	674,478

	$49,163,555	$15,755,118

7. NOTES PAYABLE SECURED BY REAL ESTATE

Fixed rate mortgage notes and variable rate mortgage notes consist of the following:

	2006	2005
Fixed rate mortgage notes:

7% Note paid off January 31, 2006	$—	$8,398,447

7% Note due January 24, 2013	3,000,000	—

6.88% Note paid off May 15, 2006	—	2,818,000

6.93% Note due April 13, 2016	9,859,185	—

10% Note paid off June 29, 2006	—	136,997

6% Note paid off June 29, 2006	—	715,285

8% Note paid off June 29, 2006	—	3,550,000

6.25% Note due July 5, 2008	21,121,563	21,497,694

12% Note due January 13, 2007	3,782,300	3,365,000

18% Note paid off March 17, 2006	—	4,360,137

7% Note due March 1, 2016	803,800	—

6.5% Note due January 1, 2011	7,000,000	7,000,000

10% Note paid off November 12, 2005	—	—

18% Note due September 30, 2007	18,549,531	15,476,448

	2006	2005
Fixed rate mortgage notes:

18.01% Note paid off March 15, 2006	—	2,199,891

8% Note due April 1, 2008	311,959	319,374

9% Note due February 25, 2015	696,644	752,781

12% Note due October 27, 2007	8,250,000	—

6.75% Note due November 30, 2008	51,828,770	53,000,000

9.159% Note due September 15, 2007	9,298	21,559

9.261% Note due December 15, 2007	12,641	24,408

9.5% Note due July 15, 2006	—	25,059

8% Note due April 30, 2007	10,000,000	—

9.94% Note (Lease) due April 8, 2007	9,273	—

7.48% Note due September 5, 2011	10,458,404	10,582,626

6.95% Note due September 15, 2007	1,950,000	1,950,000

9.77% Note due November 1, 2008	649,954	664,371

Total fixed rate mortgage notes:	$148,293,322	$136,858,077

	2006	2005
Variable rate mortgage notes:

9.25% Note (Prime plus 1.0%) due October 1, 2008	$7,000,000	$7,000,000

9.25% Note (Prime plus 1.0%) due March 20, 2007	9,325,157	—

8.50% Note (Prime plus 0.25%) due March 1, 2007	3,346,750	3,174,998

8.5% Note (Prime plus 0.25%) paid off December 12, 2006	—	3,797,859

8.75% Note (Prime plus .5%) due December 14, 2007	4,377,132	—

9.25% Note (Prime plus 1.0%) due April 1, 2007	14,062,500	14,062,500

8.25% Note (Prime plus 1.0%) paid off January 31, 2006	—	8,084,845

7.35% Note (Prime or LIBOR plus 1.0%) due March 1, 2008	13,870,945	—

9.25% Note (Prime plus 1.0%) paid off August 11, 2006	—	2,000,000

8.5% Note (Prime plus 0.25%) due August 1, 2007	2,162,739	—

8.75% Note (Prime plus 0.50%) due June 3, 2008	785,881	—

8.75% Note (Prime plus 0.50%) due November 30, 2007	4,015,857	—

9% Note (Prime plus 0.75%) due October 1, 2007	19,000,000	12,000,000

	2006	2005
Variable rate mortgage notes:

8.75% Note (Prime plus 0.50% or LIBOR plus 2.75%) paid off July 28, 2006	—	10,000,000

8.5% Note (Prime plus 0.25%) due August 1, 2011	10,271,195	—

8.5% Note (Prime plus 0.25%) due April 1, 2007	1,804,000	1,678,423

8.5% Note (Prime plus 1.0%) due March 15, 2007	1,828,463	1,720,194

8.75% Note (Prime plus 0.50%) due May 1, 2015	3,862,726	2,883,052

8.75% Note (Prime plus 0.50%) due July 1, 2015	1,658,561	1,671,570

9.25% Note (Prime plus 1.0%) due February 22, 2007	2,000,000	2,000,000

8.5% Note (Prime plus 0.25%) due November 1, 2007	1,102,498	—

9.25% Note (Prime plus 1.0%) due May 1, 2007	7,000,000	6,400,000

8.5% Note (Prime plus 0.25%) due March 16, 2007	638,642	—

8.5% Note (Prime plus 0.25% due April 1, 2007	841,591	—

8.5% Note (Prime plus 0.25%) due February 15, 2007	947,044	—

8.5% Note (Prime plus 0.25%) due March 1, 2007	2,475,000	2,346,097

8.5% Note (Prime plus 0.25%) due March 1, 2007	247,500	233,628

8.5% Note (Prime plus 0.25%) due September 15, 2011	324,583	—

8.5% Note (Prime plus 0.25%) due April 1, 2007	2,255,000	2,123,111

8.5% Note (Prime plus 0.25%) due February 15, 2007	461,132	—

9.25% Note (Prime plus 1.0%) due July 1, 2008	5,500,000	5,500,000

8.5% Note (Prime plus 0.25%) due May 1, 2007	1,815,000	1,693,308

8.5% Note (Prime plus 0.25%) due March 1, 2007	5,217,782	—

9.25% Note (Prime plus 1.0%) due June 23, 2007	1,000,000

8.5% Note (Prime plus 0.25%) due August 15, 2010	2,618,894	2,625,000

8.5% Note (Prime plus 0.25%) due March 1, 2007	913,676	—

8.5% Note (Prime plus 0.25%) due February 1, 2007	1,236,428	—

8.25% Note (Prime or LIBOR plus 2.4%) due November 1, 2007	10,583,293	9,780,637

8.11% Note (Prime or LIBOR plus 2.75%) due August 1, 2007	25,000,000	24,277,569

8.5% Note (Prime plus 0.25%) due March 1, 2007	3,106,806	—

8.5% Note (Prime plus 0.25%) due May 1, 2007	6,388,426	5,885,685

	2006	2005
Variable rate mortgage notes:

8.75% Note (Prime plus 0.5%) due March 26, 2007	6,033,054	5,924,993

9.25% Note (Prime plus 1.0%) due April 14, 2007	5,000,000	5,000,000

9.25% Note (Prime plus 1.5%) due October 12, 2011	1,893,925	—

9.25% Note (Prime plus 1.0%) due December 1, 2008	833,439	850,000

9.75% Note (Prime plus 1.0%) due August 1, 2007	689,511	698,858

10.25% Note (Prime plus 2.0%) due September 10, 2007	854,610	870,894

Total variable rate mortgage notes:	194,349,740	144,283,221

Grand Total	$342,643,062	$281,141,298

As of December 31, 2006, principal payments due for mortgage notes are as follows:

2007	$190,852,902

2008	100,707,291

2009	740,204

2010	3,239,913

2011	29,157,698

Thereafter	17,945,054

$342,643,062

At December 31, 2006 and 2005, the carrying value of the real estate securing the fixed and variable rate mortgages was $472,418,029 and $387,764,636, respectively.

Most of the mortgage notes for properties held for development have a related interest reserve. These reserves generally cover the estimated interest carrying costs during the mortgage term. As interest accrues it is added to the note balance up to the amount of the interest reserve. At December 31, 2006 and 2005, there is approximately $7,128,373 and $10,831,906, respectively in the interest reserve account.

Many of the mortgage notes are coming due within one year. Accordingly, Meruelo Maddux has obtained letters of intent and/or commitments from lenders for the notes coming due within the next six months. For the remaining notes, Meruelo Maddux is actively engaged in extending, refinancing or seeking construction financing. Management believes, based on its relationship with existing lenders and discussion with potential lenders, that it will be able to refinance the existing mortgage notes with comparable terms.

MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

8. NOTE PAYABLE TO CalPERS

On February 11, 2005, Meruelo Maddux through Meruelo Maddux California Future Fund, LLC (Future Fund), an affiliate, entered into an agreement with the State of California Public Employees’ Retirement System (CalPERS) and obtained a mezzanine loan facility in the amount of $150,000,000 to acquire and develop Southern California real estate. Meruelo Maddux expanded operations upon the initial funding by CalPERS on February 16, 2005. Under the credit facility, the Future Fund lends funds to affiliated limited liability companies and they in turn use these funds to acquire properties.

The interest rate is 18%. The facility requires monthly interest only payments at a fixed 6.5% pay rate. The remaining 11.5% fixed interest is deferred until the maturity date of the loan facility. At December 31, 2006 and 2005, Meruelo Maddux had drawn $150,000,000 from the CalPERS facility. The term of the loan is five years (maturing in February 2010), with two options to extend for one year each at the election of Meruelo Maddux.

At December 31, 2006 and 2005, Meruelo Maddux owed CalPERS $181,564,980 and $160,299,568 respectively in principal and accrued interest. During 2006 and 2005, Meruelo Maddux made interest payments to CalPERS of $9,885,417 and $5,032,986 respectively. Meruelo Maddux has pledged as collateral its membership interests in the underlying limited liabilities companies, its stockholder interest in Alameda Produce Market, Inc. and other entities not combined with Meruelo Maddux. The owner, Richard Meruelo, has also provided a personal guarantee in support of the CalPERS note payable.

9. RENTAL INCOME

Rental income consists of fixed minimum rents, contingent rents and reimbursements from tenants of common area maintenance expenses and real estate taxes under noncancelable operating lease agreements.

Minimum future rental receipts, excluding any reimbursement of expenses or contingent rents, due to Meruelo Maddux for the years succeeding December 31, 2006, are as follows:

2007	$9,565,478

2008	7,935,966

2009	4,057,585

2010	3,105,329

2011	740,973

Thereafter	171,600

$25,576,931

MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

10. QUARTERLY FINANCIAL DATA (Unaudited)

Presented below is a summary of the combined quarterly financial data for the years ended December 31, 2006 and 2005.

	Combined Financial Statements
	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006
Total revenue	$5,269,376	$5,733,611	$5,724,901	$6,730,011
Income from continuing operations	$(3,265,594)	$(5,546,761)	$(3,151,805)	$(6,427,405)
Net income (loss)	$(3,265,594)	$(4,218,006)	$(3,151,805)	$(6,427,405)

	Combined Financial Statements
	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005
Total revenue	$3,335,192	$4,745,242	$4,729,197	$5,111,537
Income from continuing operations	$(1,405,281)	$(2,615,048)	$(3,398,477)	$(2,606,314)
Net income (loss)	$(1,405,281)	$(2,615,048)	$(3,398,477)	$(2,606,314)

11. COMMITMENTS AND CONTINGENCIES

Meruelo Maddux has an ongoing build-to-suit construction agreement with Dynamic Builders that allows it to identify a property for development and Dynamic Builders will acquire the property and construct the improvements according to Meruelo Maddux’s specifications. As of December 31, 2006 and 2005, Meruelo Maddux’s agreed-upon price contracts at completion with Dynamic Builders totaled approximately $120,864,715 and $125,724,801 of which $6,025,952 and $7,171,352, respectively had been paid in deposits and included in real estate held for development. Meruelo Maddux intends to close on the remaining contracts when completed which is expected to occur within two years.

As of December 31, 2006 and 2005, Meruelo Maddux has entered into other purchase contracts or agreements to acquire real estate development properties from third parties with a total contract price of $61,480,000 and $48,461,985, respectively.

As of December 31, 2006 and 2005, Meruelo Maddux has also entered into two purchase contracts with the parents of Richard Meruelo to acquire land for $20,000,000 and $16,950,000 in Pomona and Los Angeles, California, respectively (see also Note 11).

The Company’s commitments and contingencies include the usual obligations of real estate owners, operators and developers incurred in the normal course of business. In the opinion of management, the resolution of these matters will have no material impact on the combined financial position or results of combined operations of Meruelo Maddux.

Meruelo Maddux maintains its cash at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. Management believes that the risk is not significant.

12. RELATED-PARTY TRANSACTIONS

As of December 31, 2006, affiliates owed Meruelo Maddux $234,085 for offering costs incurred on behalf on MMPI. As of December 31, 2006 and 2005, Meruelo Maddux owed affiliates $4,460,919 and $1,064,502 respectively related to net advances received for operational and development activities. As of December 31, 2006 and 2005, these amounts have been included in the combined balance sheet under due to affiliates, net.

As of December 31, 2006 and 2005, Meruelo Maddux was owed $24,672,856 and $19,059,061 respectively under affiliate notes receivable. The notes are due from affiliate entities not included in the combined financial statements of

Meruelo Maddux because the properties it owns are subject to condemnation proceedings. The proceeds of the notes were sourced from the CalPERS mezzanine loan facility and carry the same interest rate, repayment terms and maturity date (See Note 8). As of December 31, 2006 and 2005, the notes receivable from affiliates have been included as a reduction of owners’ equity (deficit) in the combined balance sheets.

Meruelo Maddux provides property management, leasing and development services to properties that are owned by a related party namely Homero and Belinda Meruelo, the parents of Richard Meruelo. Management fees generated for the years ended December 31, 2006, 2005 and 2004, totaled $150,000, $602,200, and $142,000, respectively.

MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

12. RELATED-PARTY TRANSACTIONS (Continued)

Because of the nature and extent of transactions with affiliates as described in Notes 1, 2 and 8, the accompanying combined financial statements may or may not be indicative of the condition that would have existed or the results of operations that would have occurred if Meruelo Maddux had operated without such affiliates.

13. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154) replaced APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS is now effective for accounting changes and corrections of errors, however, Meruelo Maddux had no such items.

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (SFAS No. 123R). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. The adoption of SFAS No. 123R on January 1, 2006 did not have a significant impact on the financial statements in 2006.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating FIN 48 and has not yet determined the impact the adoption may have on the consolidated financial statements.

14. SUBSEQUENT EVENTS (Unaudited)

On January 30, 2007, Meruelo Maddux Properties, Inc. consummated its initial public offering and related Formation Transactions and sold 40,000,000 shares of common stock at $10 per share and acquired substantially all of the interests, assets and liabilities of Meruelo Maddux. The Formation Transactions were designed to (i) continue the operations of Meruelo Maddux, (ii) pay down existing mortgage debt, (iii) payoff the CalPERS mezzanine loan facility, (iv) provide capital for future acquisitions, (v) fund future development costs, and (vi) establish a capital reserve for general corporate purposes. On February 14, 2007, the underwriters exercised their option to purchase an additional 5,550,000 shares of common stock adding approximately $51.6 million in net proceeds. Including the over-allotment option, the Company raised approximately $425.7 million in proceeds after the underwriters discount but before expenses related to the IPO.

With these proceeds, the Company began executing its debt-reduction strategy. As of January 31, 2007, the Company had paid off approximately $184.2 million in CalPERS mezzanine debt and related accrued interest and retired approximately $91.5 million in mortgage debt, accrued interest and related costs. To avoid an approximately $0.9 million prepayment penalty, the Company has postponed the payoff of a mortgage note which principal and accrued interest as of March 31, 2007 is approximately $19.7 million. With the pay off of this note, the Company will have successfully paid off all the debt targeted in the registration statement to be paid off.

As of March 15, 2007, the Company had used approximately $309.6 million of these proceeds including the approximately $275.7 million in debt reduction as follows:

•	Approximately $16.9 million ($11.5 million net of loan proceeds) to fund the cash portion of the purchase price for interests in three of our projects with related mortgage debt of $5.4 million;

•	Approximately $6.4 million to pay expenses related to the offering;

•	Approximately $4.6 million to retire a note held by Mr. Meruelo who had advanced funds to our predecessor business for development activities;

•

Approximately $2.8 million to fund the cash portion of the contribution value of the entities owning our projects, which cash is approximately equal to the taxes the contributors and their owners will owe as a result of the formation transactions and the cash payment itself and which cash reduced the number of shares of common stock the contributors otherwise received in the formation transactions; and

•	Approximately $8.6 million for working capital purposes, including funding the costs of redeveloping our portfolio.

The Company has invested the excess cash in short-term securities. In addition, in connection with our IPO, we paid the entire balance of and terminated the CalPERS credit facility. We also elected not to enter into a $100.0 million senior secured revolving credit facility offered to us by KeyBank National Association, one of the underwriters of our IPO. We are, however, in discussion to obtain more cost-effective financing alternatives with less restrictive debt covenants.

Since our IPO and through the date of the audit letter (March 29), we used $24.1 million of our IPO proceeds to acquire interests in five of our projects that were subject to purchase contracts we assumed pursuant to our formation transactions, and we subsequently entered into two new property purchase contracts totaling $26.5 million. In addition, we acquired the project interest subject to one of such two new contracts for approximately $6.5 million.

MERUELO MADDUX PROPERTIES

SCHEDULE III

COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2006

Entity	Encumbrances at December 31, 2006	Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount at December 31,2006			Accumulated Depreciation at December 31, 2006	Year Built/ Renovated	Year Acquired(1)
		Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total
Meruelo Farms, LLC	$7,000,000	$3,984,462	$5,315,538	$—	$77,803	$3,984,462	$5,393,341	$9,377,803	$251,183	1937	2005

MM – 845 S. Flower Street, LLC	9,325,157	16,691,116	308,884	—	8,789,361	16,691,116	9,098,245	25,789,361	—	—	2005

MG – 1500 Griffith Avenue, LLC	6,346,750	5,821,579	6,009,421	—	14,186	5,821,579	6,023,607	11,845,186	256,785	1978	2005

MMP – 2951 Lenwood Road, LLC	4,377,132	1,351,581	5,398,419	—	2,854,930	1,351,581	8,253,349	9,604,930	—	1974	2005

MG – 2955 Leonis Boulevard, LLC	—	—	—	—	—	—	—	—	—	2005	2005

MG – 2001-2021 W. Mission Blvd., LLC	14,062,500	5,174,693	13,575,307	—	3,348,548	5,174,693	16,923,855	22,098,548	576,242	1985	2005

MMP – 760 S. Hill Street, LLC	13,870,944	3,156,792	8,843,208	—	12,301,836	3,156,792	21,145,044	24,301,836	—	1928	2005

MG – 3185 E. Washington Blvd., LLC	9,859,185	3,546,164	9,110,471	—	—	3,546,164	9,110,471	12,656,635	155,736	2006	2006

Wall Street Market, LLC	—	—	—	—	3,052,013	—	3,052,013	3,052,013	—	—	—

MG – 2640 Washington Blvd., LLC	—	—	—	—	1,423,873	—	1,423,873	1,423,873	—	—	—

MG – Camfield Avenue, LLC	—	—	—	—	647,506	—	647,506	647,506	—	—	—

MMP – 1009 N. Citrus Avenue, LLC	2,162,739	3,712,486	—	—	1,400,299	3,712,486	1,400,299	5,112,785	—	—	2005

MG – 146 E. Front Street, LLC	785,880	1,476,528	—	—	631,929	1,476,528	631,929	2,108,457	—	1970	2004

MMP – 12385 San Fernando Road, LLC	4,015,857	5,005,032	—	—	1,723,819	5,005,032	1,723,819	6,728,851	—	—	2005

Merco Group – LLC	29,271,195	17,764,992	7,443,308	—	13,594,410	17,764,992	21,037,718	38,802,710	208,632	1907	2004

Meruelo Wall Street, LLC	24,903,893	18,062,804	13,937,196	—	136,878	18,062,804	14,074,074	32,136,878	1,051,433	2000	2004

MG – 5707 S. Alameda, LLC	1,804,000	3,319,794	—	420,548	667,793	3,740,341	667,793	4,408,134	4,290	1944	2005

MMP – 1060 N. Vignes, LLC	1,828,463	3,607,638	—	—	1,196,605	3,607,638	1,196,605	4,804,243	—	—	2005

MG – 1211 E. Washington Blvd., LLC	5,521,287	2,534,067	4,880,933	—	41,843	2,534,067	4,922,776	7,456,843	184,952	1951	2005

MG – 4th Street Center, LLC	3,102,498	5,650,563	53,312	—	938,618	5,650,563	991,930	6,642,493	—	1919	2005

MG – 4225 West 11th Street, LLC	7,000,000	12,222,508	—	—	3,248,509	12,222,508	3,248,509	15,471,017	—	1917	2005

MG – 620 Gladys Avenue, LLC	1,480,233	1,814,588	1,565,412	—	833,534	1,814,588	2,398,946	4,213,534	37,062	1986	2005

MG – Ceres Street Produce, LLC	947,043	1,701,655	—	—	818,182	1,701,655	818,182	2,519,837	—	1977	2005

MMP – 1000 E. Cesar Chavez, LLC	3,047,083	4,154,596	1,025,382	—	757,293	4,154,596	1,782,675	5,937,271	42,600	1960	2005

Entity	Encumbrances at December 31, 2006	Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount at December 31,2006			Accumulated Depreciation at December 31, 2006	Year Built/ Renovated	Year Acquired(1)
		Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total
MM – 230 W. Avenue 26, LLC	2,716,132	3,004,884	2,008,020	—	998,257	3,004,884	3,006,277	6,011,161	—	1945	2005

MMP – 1919 Vineburn Street, LLC	5,500,000	4,483,661	3,616,339	—	15,775	4,483,661	3,632,114	8,115,775	93,131	1984	2005

MMP – 306-330 N. Avenue 21, LLC	1,815,000	1,250,543	2,049,457	—	11,784	1,250,543	2,061,241	3,311,784	61,661	1946	2005

MM – 336 W. 11th Street, LLC	5,217,782	8,432,084	—	—	789,463	8,432,084	789,463	9,221,547	—	—	2005

MM – 500 Mateo Street, LLC	1,803,800	1,746,380	529,206	—	—	1,746,380	529,206	2,275,586	12,441	1953	2006

MM – 3rd & Omar Street, LLC	2,618,894	4,414,746	375,254	—	15,399	4,414,746	390,653	4,805,399	13,359	1958	2005

MERUELO MADDUX PROPERTIES

SCHEDULE III – COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

AS OF DECEMBER 31, 2006

	Encumbrances at December 31, 2006	Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount at December 31, 2005			Accumulated Depreciation at December 31, 2006	Year Built / Renovated	Year Acquired (1)
Entity		Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total
MMP—2131 Humboldt Street, LLC	9,150,104	16,003,910	—	—	3,060,084	16,003,910	3,060,084	19,063,994	—		2005

MM—915—949 S. Hill Street, LLC	10,583,293	20,079,744	—	—	4,513,808	20,079,744	4,513,808	24,593,552	—	—	2005

MG—Southpark, LLC	43,549,531	36,073,823	—	—	9,321,034	36,073,823	9,321,034	45,394,857	—	—	2005

MG—Little J, LLC	4,115,410	4,613,508	599,092	1,709,506	1,272,393	6,323,014	1,871,485	8,194,499	43,379	1970	2004

MM—817—825 S. Hill Street, LLC	6,388,426	12,870,775	—	—	2,356,696	12,870,775	2,356,696	15,227,471	—	—	2005

788 South Alameda, LLC	6,033,056	3,004,898	—	—	5,635,017	3,004,898	5,635,017	8,639,915	60,000	2006	2003

Meruelo Chinatown, LLC	5,000,000	5,292,788	—	—	1,428,676	5,292,788	1,428,676	6,721,464	—	—	2003

Alameda Produce Market, Inc.	63,753,876	7,500,000	26,375,000	—	12,354,733	7,500,000	38,729,733	46,229,733	8,651,276	1923	1998

Santa Fe Commerce Center, Inc	10,458,404	2,126,317	7,328,618	—	368,242	2,126,317	7,696,860	9,823,177	1,810,202	1988	2000

Santa Fe & Washington Market, Inc.	2,377,561	1,576,730	3,504,124	—	(811,113)	1,576,730	2,693,011	4,269,741	232,218	1906	1999

905 8th Street, LLC	1,950,000	873,248	1,768,252	—	1,879,875	873,248	3,648,127	4,521,375	159,300	2004	2003

MG—1308 S. Orchard, LLC	649,954	223,954	417,715	—	564,026	223,954	981,741	1,205,695	195,996	1926	1990

Meruelo Baldwin Park, LLC	—	—	—	—	1,663,418	—	1,663,418	1,663,418	—	—	—

MG—801 E. 7th Street, LLC	—	—	—	—	2,111,365	—	2,111,365	2,111,365	—	1951	—

MG—Overland Terminal, LLC	—	—	—	—	3,850,405	—	3,850,405	3,850,405	—	1921	—

MM—2415 W Washington Blvd, LLC	—	—	—	—	230,613	—	230,613	230,613	—	1931	—

MM—3000 E. Washington Blvd., LLC	—	—	—	—	2,883,387	—	2,883,387	2,883,387	—	—	—

MMP—1800 E. Washington Blvd., LLC	8,250,000	7,109,079	5,045,558	—	—	7,109,079	5,045,558	12,154,637	21,562	1921	2006

MM—555 Central Avenue, LLC	—	—	—	—	469,327	—	469,327	469,327	—	1981	—

MG—2529 Santa Fe Avenue, LLC	—	—	—	—	—	—	—	—	—	—	—

1828 Oak Street, LLC	—	—	—	—	686,808	—	686,808	686,808	—	1925	—

Meruelo Maddux California Future Fund	150,000,000	—	—	—	150,444	—	150,444	150,444	35,260	—	—

	$492,643,062	$261,434,710	$131,083,425	$2,130,054	$114,319,685	$263,564,763	$245,403,110	$508,967,873	$14,158,700

(1)	The indicated year in this column is the first year in which an acquisition of a parcel constituting part of the entity’s project closed, if the closing occurred on or before December 31, 2006. If no closing occurred on or before December 31, 2006, no year is indicated in this column. However, in many cases, parcels were placed under option or other purchase arrangement before the indicated year as part of the land assemblage process, often several years before the closing. In such cases, the parcels were held, or are currently held, subject to the purchase rights and acquired, or will be acquired, upon later exercise of the rights.

MERUELO MADDUX PROPERTIES

SCHEDULE III

COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Years Ended December 31,
	2006	2005	2004
Real Estate Assets

Balance, beginning of period	$418,500,346	$130,619,789	$71,530,309

Additions – property acquisitions	37,058,512	248,842,587	56,729,568

– improvements*	58,884,525	39,037,970	9,960,405

Deductions – property dispositions	(5,475,510)	—	(7,600,493)

Balance, end of period	$508,967,873	$418,500,346	$130,619,789

Accumulated Depreciation

Balance, beginning of period	$10,851,516	$8,429,831	$6,861,524

Additions – depreciation	3,307,184	2,421,685	1,568,307

Deductions – disposals	—	—	—

Balance, end of period	$14,158,700	$10,851,516	$8,429,831

*	Includes non-cash accruals for capital items.

Depreciation of real estate assets reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Building and improvements	39 years

Tenant improvements	Term of respective lease

Tenant origination costs	Term of respective lease