Form 10-Q
period 2007-03-31
Meruelo Maddux Properties, Inc.
filed 2007-05-15
CIK 1375083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of the registrant’s common stock outstanding as of March 31, 2007 was 85,810,200 ($.01 par value)

MERUELO MADDUX PROPERTIES, INC.

INDEX

Item No.		Form 10-Q Report Page
PART I	FINANCIAL INFORMATION

1.	Consolidated and Combined Financial Statements

	Unaudited Condensed Consolidated Balance Sheet of the Company as of March 31, 2007 and Condensed Combined Balance Sheet of Meruelo Maddux Properties (the Predecessor) as of December 31, 2006	1

	Unaudited Condensed Consolidated Statement of Operations of the Company for the Period from January 30, 2007 through March 31, 2007 and for Unaudited Condensed Combined Statement of Operations of Meruelo Maddux Properties (the Predecessor) for the Period from January 1, 2007 through January 29, 2007 and for the Three Months Ended March 31, 2006	2

	Unaudited Condensed Consolidated Statement of Cash Flows of the Company for the Period from January 30, 2007 through March 31, 2007 and Unaudited Condensed Combined Statements of Cash Flows of Meruelo Maddux Properties (the Predecessor) for the Period from January 1, 2007 through January 29, 2007 and for the Three Months Ended March 31, 2006	3

	Notes to Unaudited Condensed Consolidated and Combined Financial Statements	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

3.	Quantitative and Qualitative Disclosure of Market Risk	27

4T.	Controls and Procedures	28

PART II	OTHER INFORMATION

1.	Legal Proceedings	28

1A.	Risk Factors	28

2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29

3.	Defaults Upon Senior Securities	30

4.	Submission of Matters to a Vote of Security Holders	30

5.	Other Information	30

6.	Exhibits	31

	SIGNATURES

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

	Meruelo Maddux Properties, Inc.	The Predecessor
	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash	$100,949,015	$2,380,945
Restricted cash	1,090,494	2,326,961
Accounts receivable	1,475,879	2,103,475
Rental properties, net	263,131,239	216,972,297
Real estate held for development	370,366,447	277,836,876
Other assets, net	4,906,004	6,435,997

Total assets	$741,919,078	$508,056,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,438,234	$7,080,651
Accrued expenses and other liabilities	13,335,235	49,163,555
Due to affiliates, net	1,255,900	4,226,834
Notes payable secured by real estate	264,675,830	342,643,062
Note payable to CalPERS	—	150,000,000
Deferred taxes, net	39,560,371	—

Total liabilities	323,265,570	553,114,102
Commitments and contingencies
Common stock, $.01 par value, 200,000,000 shares authorized, 85,810,200 and 200 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	858,102	4,000
Additional paid in capital	441,953,417	11,662,594
Affiliate notes receivable	(22,614,214)	(24,672,856)
Retained earnings (deficit)	(1,543,797)	(32,051,289)

Total stockholders’ equity (deficit)	418,653,508	(45,057,551)

Total liabilities and stockholders’ equity	$741,919,078	$508,056,551

See accompanying notes.

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	Meruelo Maddux Properties, Inc.	The Predecessor		The Predecessor
	Period January 30, 2007 through March 31, 2007	Period January 1, 2007 through January 29, 2007	Three months ended March 31, 2007	Three months ended March 31, 2006
Revenue:
Rental income	$3,786,043	$1,957,253	$5,743,296	$4,991,076
Management fees	46,633	12,083	58,716	100,700
Interest income	1,042,547	205,252	1,247,799	905,319
Other income	78,322	27,700	106,022	177,600

	4,953,545	2,202,288	7,155,833	6,174,695
Expenses:
Rental expenses	2,373,232	999,546	3,372,778	2,022,479
Interest expense	1,492,506	2,130,375	3,622,881	5,140,171
Depreciation and amortization	982,075	449,000	1,431,075	1,097,378
General and administrative	1,649,529	627,700	2,277,229	1,180,261

	6,497,342	4,206,621	10,703,963	9,440,289

Loss before income taxes	(1,543,797)	(2,004,333)	(3,548,130)	(3,265,594)
Provision (benefit) for income taxes	—	—	—	—

Net loss	$(1,543,797)	$(2,004,333)	$(3,548,130)	$(3,265,594)

Basic and diluted loss per share	$(.02)	N/A	$(.02)	N/A
Weighted average common shares outstanding – basic and diluted	83,838,203	N/A	83,838,203	N/A

See accompanying notes.

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Meruelo Maddux Properties, Inc.	The Predecessor		The Predecessor
	Period January 30, 2007 through March 31, 2007	Period January 1, 2007 through January 29, 2007	Three months ended March 31, 2007	Three months ended March 31, 2006
Operating activities
Net loss	$(1,543,797)	$(2,004,333)	$(3,548,130)	$(3,265,594)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	982,075	449,000	1,431,075	1,097,378
Non-cash amortization of stock-based compensation	282,231	—	282,231	—
Interest income on affiliate notes receivable	(111,677)	(205,252)	(316,929)	(905,319)
Excess tax benefit from stock-based compensation	(130,555)	—	(130,555)	—
Changes in operating assets and liabilities:
Accounts receivable	(239,562)	167,158	(72,404)	(292,353)
Other assets	(1,249,665)	125,913	(1,123,752)	(367,122)
Accounts payable	(2,533,428)	1,398,022	(1,135,406)	797,994
Accrued expenses and other liabilities	(1,018,016)	295,108	(722,908)	4,260,233

Net cash (used in) provided by operating activities	(5,562,394)	225,616	(5,336,778)	1,325,217
Investing activities
Acquisition of real estate	(21,915,871)	(1,875,000)	(23,790,871)	(10,730,000)
Capitalized costs, escrow deposits and improvements	(24,634,518)	(1,575,834)	(26,210,352)	(9,600,948)
Investment in affiliate notes receivable	—	(376,499)	(376,499)	(1,573,750)
Payment of deferred interest on notes payable to CalPERS	(32,635,573)	—	(32,635,573)	—
Change in restricted cash	956,217	280,250	1,236,467	738,506

Net cash used in investing activities	(78,229,745)	(3,547,083)	(81,776,828)	(21,166,192)

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)

(UNAUDITED)

	Meruelo Maddux Properties, Inc.	The Predecessor		The Predecessor
	Period January 30, 2007 through March 31, 2007	Period January 1, 2007 through January 29, 2007	Three months ended March 31, 2007	Three months ended March 31, 2006
Financing activities
Proceeds from equity offering	$455,500,000	$—	$455,500,000	$—
Payment of offering costs and expenses	(35,965,533)	(272,754)	(36,238,287)	—
Distribution to predecessor	(2,772,426)	—	(2,772,426)	—
Proceeds from (payments on) amounts due to affiliates	(4,260,919)	1,289,985	(2,970,934)	50,816
Proceeds from notes payable secured by real estate	11,235,929	910,000	12,145,929	33,853,404
Payments on notes payable to CalPERS	(150,000,000)	—	(150,000,000)	—
Payments on notes payable secured by real estate	(90,113,161)	—	(90,113,161)	(21,628,162)
Excess tax benefit from stock-based compensation	130,555	—	130,555	—

Net cash provided by financing activities	183,754,445	1,927,231	185,681,676	12,276,058

Net increase (decrease) in cash	99,962,306	(1,394,236)	98,568,070	(7,564,917)
Cash at beginning of period	986,709	2,380,945	2,380,945	9,494,993

Cash at end of period	$100,949,015	$986,709	$100,949,015	$1,930,076

Supplemental disclosure of non cash information
Accounts payable, accrued expenses and other liabilities included in real estate held for development	$4,517,105	$40,619,015	$4,517,105	$18,130,107

Fair market value of rental properties acquired from minority interests of predecessor	$(34,183,474)	$—	$(34,183,474)	$—

Fair market value of real estate held for development acquired from minority interests of predecessor	$(54,576,095)	$—	$(54,576,095)	$—

Fair market value of other assets acquired from minority interests of predecessor	$(608,319)	$—	$(608,319)	$—

Accounts receivable from minority interests of predecessor included in additional paid in capital	$700,000	$—	$700,000	$—

Unamortized predecessor loan costs included in additional paid in capital	$2,739,264	$—	$2,739,264	$—

Recognition of deferred revenue related to affiliate note receivable	$2,752,070	$—	$2,752,070	$—

Deferred tax adjustment related to rental properties	$5,811,021	$—	$5,811,021	$—

Deferred tax adjustment related to real estate held for development	$(8,803,833)	$—	$(8,803,833)	$—

Real estate held for development transfers (to) from rental properties, net	$(2,950,516)	$—	$(2,950,516)	$13,256,175

See accompanying notes.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

In this report, unless the context suggests otherwise, references to “our company,” “we,” “us” and “our” mean Meruelo Maddux Properties, Inc. and its subsidiaries.

Meruelo Maddux Properties, Inc. is a Delaware corporation incorporated on July 5, 2006 to acquire substantially all of the interests and assets and to succeed to the business of a combination of entities, the controlling interest in which was owned by Richard Meruelo and a non-controlling interest in which was owned by John Charles Maddux. We refer to the collection herein as our “predecessor” or our “predecessor business.” Our predecessor business owned development projects and properties in Southern California and rights to acquire additional properties and projects.

Our company is a self-managed, full-service real estate company that develops, redevelops and owns commercial and residential properties located in downtown Los Angeles and other densely populated urban areas in California that are undergoing demographic or economic changes.

We began substantial operations on January 30, 2007, when we completed our initial public offering (our “IPO”) and concurrently consummated certain other transactions that we refer to as our “formation transactions.” The formation transactions were designed to (i) allow us to acquire and continue the operations of our predecessor business, (ii) pay down existing mortgage debt, (iii) payoff a mezzanine loan facility from the State of California Public Employees’ Retirement System, or CalPERS, (iv) provide capital for future acquisitions, (v) fund future development costs, and (vi) establish a capital reserve for general corporate purposes.

On January 30, 2007, we consummated our IPO and sold to the public 40,000,000 shares of our common stock at $10.00 per share. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock at $10.00 per share. Including the shares issued in the over-allotment option, we raised approximately $425.7 million in proceeds in our IPO, after the underwriting discount but before expenses related to the IPO. Our company’s operations are predominantly carried on through, and its assets are owned though, Meruelo Maddux Properties, L.P., which we refer to as our operating partnership. As of March 31, 2007, we held a 99.6% interest in our operating partnership. We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”) and refer to our structure as an Up-C structure, which is similar to the umbrella partnership real estate investment trust, or UPREIT, structure used by many real estate investment trusts, or REITs. As of March 31, 2007, the total number of shares outstanding was 85,810,200.

As of March 31, 2007, we own, lease with rights to purchase and have rights to acquire interests in both development and redevelopment projects. Most of our projects are located in or around the downtown area of Los Angeles, and all of our projects are in Southern California.

We focus on properties that have alternate, more profitable uses achievable through major renovation, redevelopment or development. Our projects are predominantly located in a densely urban, multi-ethnic environment, involve numerous local entitlement, property assemblage and physical challenges.

We are committed to socially responsible investment that has both economic and social benefits. Our development activities include urban infill projects that are expected to meet the demands of urban communities and that utilize or upgrade existing infrastructure instead of creating new infrastructure. Many of our projects will locate businesses, customers and employees close to each other and close to existing public transit systems.

As of March 31, 2007 through our operating partnership, we have 100% ownership interest in each of our projects. Prior to our IPO, the predecessor business owned substantially 100% of the combined interests in these entities through limited liability companies and S-corporations. For further information, refer to the Combined Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of Meruelo Maddux Properties, Inc. are presented on a consolidated basis and include all of the accounts of our company, our operating partnership and the subsidiaries of our operating partnership which we control. The exchange of entities or interests held by Richard Meruelo was accounted for as a reorganization of entities under common control and, accordingly, related assets and liabilities were reflected at their historical cost basis. The acquisition of the interests held by John Charles Maddux was accounted for as a purchase and, accordingly, the related assets and liabilities were reflected at their fair market value. Our predecessor business is a combination of entities whose controlling interest is owned by Richard Meruelo and non-controlling interest is owned by John Charles Maddux. The accompanying combined financial statements represent the historical financial statements of our predecessor. All significant intercompany balances and transactions have been eliminated in the consolidated or combined financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

Restricted Cash

Restricted cash consists of interest reserves required under the related loan agreements.

Monitoring of Rents and Other Receivables

Our company maintains an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, the company may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent.

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

The acquisition of real estate properties is accounted for in accordance with SFAS No. 141, Business Combinations whereby the value of real estate acquired is allocated between land, buildings and improvements, acquired leasing commissions and tenant coordination costs, and to acquire above- and below-market leases and tenant relationships. The fair value of tangible assets is determined on an “as-if-vacant” basis based upon comparable sales and other relevant information obtained in connection with the acquisition of the property. The estimated fair value of acquired in-place at-market leases are the costs we would have incurred

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

to lease property to the occupancy level of the property at the date of acquisition. Such estimate includes the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to eight-to-nine months. These allocations have a direct impact on our results of operations as allocations between land, buildings and improvements because, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to allocating the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases.

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

Real Estate Held for Sale or Disposition

We account for properties held for disposition or properties that are sold during the period in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An asset is classified as an asset held for disposition when it meets the requirements of SFAS No. 144, which include, among other criteria, the approval of the sale of the asset, the asset has been marketed for sale and the company expects that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, the net book value of the asset, excluding long-term debt, is included in discontinued operations for all periods presented.

Impairment of Long-Lived Assets

Management assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based on such periodic assessments, no indications of impairment were identified as of March 31, 2007 or December 31, 2006.

Deferred Loan Costs

Costs incurred in issuing secured notes payable are capitalized. Deferred loan costs are included in other assets in the balance sheets. The deferred loan costs are amortized to interest expense over the life of the related loan. Any unamortized amounts upon early repayment of secured notes payable are written off in the period of repayment.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition (SAB 104), as amended. SAB 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases and minimum rents are recognized on lease terms exceeding one year on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in accounts receivable in the consolidated or combined balance sheets. Recoveries from tenants for common area maintenance expenses, real estate property taxes and other recoverable operating expenses are recognized as revenue in the period the associated costs are incurred. In addition, the company records a capital asset for leasehold improvements constructed by us that are reimbursed by tenants, with the offsetting amount recorded to deferred revenue which is included in accrued expenses and other liabilities. The deferred revenue is amortized as additional rental revenue over the life of the related lease.

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees are recorded when the related leases are canceled and the company has no continuing obligation to provide services to such former tenants. Lease termination fees are included in rental revenues and were not material for the quarters ended March 31, 2007 or 2006.

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

Cash, restricted cash, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities — carrying amounts approximate fair value because of the short-term maturities of these instruments.

Notes payable — carrying amounts approximate fair value because of the short-term maturities of notes and interest rates are generally based on market rates.

Estimates Used in the Preparation of Financial Statements

The preparation of financial statements, in conformity with U.S. generally-accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Included as part of management’s estimates and assumptions is our ability to continue as a going concern which takes into account certain significant conditions and events, including our ability to repay or refinance short-term debt, and to obtain appropriate entitlements to proceed with planned development activities. Additionally, management’s plans include estimates and assumptions which may be impacted by changes in economic conditions, including interest rates, construction costs and real estate values. Actual results could significantly differ from those estimates.

Equity Offering Costs

Underwriting commissions and costs and expenses from our January 30, 2007 IPO are reflected as a reduction to additional paid-in-capital.

Income Taxes

We are subject to federal income taxes in the United States, the State of California and local jurisdictions in which we operate. We account for income taxes according to Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Earnings (loss) per Share

Basic earnings (loss) per share is calculated based on the weighted average number of shares outstanding during the period. The computation of dilutive earnings (loss) per share includes the effect of the vesting of unvested restrictive stock that has been granted, all calculated using the treasury stock method. The effect of the vesting of unvested restricted stock and LTIP units that have been granted is not dilutive for the period from January 30, 2007 through March 31, 2007.

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Share-Based Compensation

We have awarded stock-based compensation to employees and members of our Board of Directors in the form of restricted shares and long-term incentive units (LTIP units). These awards are accounted for under FAS No. 123R (revised 2004), Share-Based Payment (FAS 123R). This pronouncement requires that we estimate the fair value of the awards and recognize this value over the requisite vesting period. Accordingly, restricted shares are accounted for based on their fair market value at the date of grant and amortized over the vesting period. We used a third-party consultant to estimate the fair value of our LTIP units. The fair value is based on the market value of our common shares on the date of the grant and a discount for post-vesting probabilities and other restrictions.

Segment Disclosure

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Our company currently operates in one business segment: the acquisition, development, ownership, and management of commercial real estate (whether office, industrial, retail or multifamily residential). Additionally, our company operates in one geographic area: California.

The products and services offered include rental of commercial, multifamily and industrial space to tenants, parking and other tenant services.

Recently Issued Accounting Literature

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN48 on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements at March 31, 2007.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. FAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. FAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We do not expect that the adoption of this standard will have a material effect on our financial position and results of operations.

3. ACQUISITION OF MINORITY INTERESTS

In connection with the IPO formation transactions, the company acquired the non-controlling minority interests in the predecessor owned by John Charles Maddux. The acquisition cost, net of cash acquired of such minority interests, was approximately $51,447,000 and was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The following summarizes the allocation of estimated fair values at the date of acquisition which is considered preliminary due to the on-going analysis of the tax basis of certain assets acquired and liabilities assumed.

Land	$42,803,000
Building and improvements	25,405,000
Construction in process	20,552,000
Intangible assets (in-place leases)	608,000
Accounts receivable and other assets	509,000
Accounts payable	(1,256,000)
Accrued expenses and other liabilities	(534,000)
Deferred tax liabilities	(36,640,000)

Net acquisition cost	$51,447,000

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

4. RENTAL PROPERTIES

Rental properties consist of the following:

	March 31, 2007 (unaudited)	December 31, 2006
Rental properties
Land	$111,229,155	$92,406,226
Building and improvements	166,615,754	138,724,771

	277,844,909	231,130,997
Less: Accumulated depreciation	(14,713,670)	(14,158,700)

	$263,131,239	$216,972,297

We have 26 rental properties as of March 31, 2007, and 24 as of December 31, 2006, with each located in Southern California. Depreciation expense on buildings and building improvements was $981,075 and $737,037 for the three months ended March 31, 2007 and 2006, respectively.

5. REAL ESTATE HELD FOR DEVELOPMENT

Real estate held for development consists of the following:

	March 31, 2007 (unaudited)	December 31, 2006
Real estate held for development
Land	$218,494,378	$171,158,537
Building and improvements	22,057,096	16,760,504
Construction in process	129,814,973	89,917,835

	$370,366,447	$277,836,876

As of March 31, 2007 and December 31, 2006, construction in process includes costs related to ongoing build-to-suit construction agreements and other acquisition deposits totaling $11,408,507 and $10,122,910, respectively, (See Note 13). For the three months ended March 31, 2007 and March 31, 2006, we incurred interest costs of $9,135,058 and $13,751,652 of which $5,512,177 and $8,611,481, respectively, has been capitalized to real estate held for development.

6. OTHER ASSETS

Other assets consist of the following:

	March 31, 2007 (unaudited)	December 31, 2006
Other assets
Deferred loan costs	$2,579,276	$5,420,010
Intangible assets – in-place leases	1,442,044	1,208,700
Machinery and equipment	1,701,499	1,637,307
Prepaid expenses	1,876,141	1,216,510
Other	309,917	309,917

	7,908,877	9,792,444
Accumulated amortization and depreciation	(3,002,873)	(3,356,447)

	$4,906,004	$6,435,997

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31, 2007 (unaudited)	December 31, 2006
Accrued liabilities
Accrued interest – CalPERS note	$—	$31,564,980
Deferred revenue – Taylor Yards	8,400,000	11,152,076
Accrued interest – mortgage debt	670,820	1,962,435
Tenant security deposits	1,690,122	1,853,683
Accrued property taxes	1,094,487	1,347,879
Other	1,479,806	1,282,502

	$13,335,235	$49,163,555

8. NOTES PAYABLE SECURED BY REAL ESTATE

Fixed rate mortgage notes and variable rate mortgage notes consist of the following:

	March 31, 2007 (unaudited)	December 31, 2006
Fixed rate mortgage notes:
7% Note due January 24, 2013	3,000,000	3,000,000
6.93% Note due April 13, 2016	9,821,071	9,859,185
6.25% Note due July 5, 2008	21,019,351	21,121,563
12% Note due January 13, 2007	—	3,782,300
7% Note due March 1, 2016	775,000	803,800

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

6.5% Note due January 1, 2011	7,000,000	7,000,000
18% Note due September 30, 2007	19,777,817	18,549,531
8% Note due April 1, 2008	—	311,959
9% Note due February 25, 2015	—	696,644
12% Note due October 27, 2007	8,250,000	8,250,000
6.75% Note due November 30, 2008	51,483,548	51,828,770
9.159% Note due September 15, 2007	—	9,298
9.261% Note due December 15, 2007	—	12,641
8% Note due April 30, 2007	10,000,000	10,000,000
9.94% Note (Lease) due April 8, 2007	5,608	9,273
7.48% Note due September 5, 2011	10,423,180	10,458,404
6.95% Note due September 15, 2007	1,950,000	1,950,000
9.77% Note due November 1, 2008	—	649,954

Total fixed rate mortgage notes:	$143,505,575	$148,293,322

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Variable rate mortgage notes:
9.25% Note (Prime plus 1.0%) due October 1, 2008	$7,000,000	$7,000,000
9.25% Note (Prime plus 1.0%) due March 20, 2007	—	9,325,157
8.50% Note (Prime plus 0.25%) due March 1, 2007	—	3,346,750
8.75% Note (Prime plus 0.5%) due December 14, 2007	6,749,767	4,377,132
9.25% Note (Prime plus 1.0%) due December 14, 2007	75,097	—
9.25% Note (Prime plus 1.0%) due April 1, 2007	—	14,062,500
7.35% Note (Prime or LIBOR plus 1.0%) due March 1, 2008	17,125,684	13,870,945
8.5% Note (Prime plus 0.25%) due August 1, 2007	—	2,162,739
8.75% Note (Prime plus 0.50%) due June 3, 2008	—	785,881
8.75% Note (Prime plus 0.50%) due November 30, 2007	—	4,015,857
9% Note (Prime plus 0.75%) due October 1, 2007	19,000,000	19,000,000

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

8.5% Note (Prime plus 0.25%) due August 1, 2011	10,254,046	10,271,195
8.5% Note (Prime plus 0.25%) due April 1, 2007	—	1,804,000
8.5% Note (Prime plus 1.0%) due March 15, 2007	—	1,828,463
8.75% Note (Prime plus 0.50%) due May 1, 2015	—	3,862,726
8.75% Note (Prime plus 0.50%) due July 1, 2015	—	1,658,561
9.25% Note (Prime plus 1.0%) due February 22, 2007	—	2,000,000
8.5% Note (Prime plus 0.25%) due November 1, 2007	—	1,102,498
9.25% Note (Prime plus 1.0%) due May 1, 2007	—	7,000,000
8.5% Note (Prime plus 0.25%) due March 16, 2007	—	638,642
8.5% Note (Prime plus 0.25% due April 1, 2007	—	841,591
8.5% Note (Prime plus 0.25%) due February 15, 2007	—	947,044
8.5% Note (Prime plus 0.25%) due April 1, 2007	—	2,475,000

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

8.5% Note (Prime plus 0.25%) due March 1, 2007	—	247,500
8.5% Note (Prime plus 0.25%) due September 15, 2011		324,583
8.5% Note (Prime plus 0.25%) due April 1, 2011		2,255,000
8.25% Note (Prime plus 0.0%) due March 1, 2008	4,400,000	—
8.5% Note (Prime plus 0.25%) due February 15, 2007	—	461,132
9.25% Note (Prime plus 1.0%) due July 1, 2008	5,500,000	5,500,000
8.5% Note (Prime plus 0.25%) due May 1, 2007	—	1,815,000
8.5% Note (Prime plus 0.25%) due September 1, 2007	5,329,429	5,217,782
9.25% Note (Prime plus 1.0%) due June 23, 2007	—	1,000,000
8.5% Note (Prime plus 0.25%) due August 15, 2010	2,613,276	2,618,894
8.5% Note (Prime plus 0.25%) due March 1, 2007	—	913,676
8.5% Note (Prime plus 0.25%) due February 1, 2007	—	1,236,428

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

8.25% Note (Prime plus 0.0%) due January 15, 2008	923,605	—
8.25% Note (Prime or LIBOR plus 2.4%) due November 1, 2007	10,802,851	10,583,293
8.11% Note (Prime or LIBOR plus 2.75%) due August 1, 2007	25,000,000	25,000,000
8.5% Note (Prime plus 0.25%) due March 1, 2007	—	3,106,806
8.5% Note (Prime plus 0.25%) due May 1, 2007	6,396,500	6,388,426
8.75% Note (Prime plus 0.5%) due March 26, 2007	—	6,033,054
9.25% Note (Prime plus 1.0%) due April 14, 2007	—	5,000,000
9.25% Note (Prime plus 1.5%) due October 12, 2011	—	1,893,925
9.25% Note (Prime plus 1.0%) due December 1, 2008	—	833,439
9.75% Note (Prime plus 1.0%) due August 1, 2007	—	689,511
10.25% Note (Prime plus 2.0%) due September 10, 2007	—	854,610

Total variable rate mortgage notes:	121,170,255	194,349,740

Grand Total	$264,675,830	$342,643,062

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

At March 31, 2007 and December 31, 2006, the carrying value of the real estate securing the fixed and variable rate mortgages was $352,674,947 and $472,418,029, respectively.

Most of the mortgage notes for properties held for development have a related interest reserve. These reserves generally cover the estimated interest carrying costs during the mortgage term. As interest accrues it is added to the note balance up to the amount of the interest reserve. At March 31, 2007 and December 31, 2006, there is approximately $1,156,889 and $7,128,373, respectively, in the various interest reserve accounts.

Many of the mortgage notes are coming due within one year. For the maturing notes, our company is actively engaged in extending, refinancing or seeking construction financing. Management believes, based on its relationship with existing lenders and discussions with potential lenders, that it will be able to refinance the existing mortgage notes with comparable or more favorable terms.

9. NOTES PAYABLE TO CalPERS

On February 11, 2005, our predecessor business entered into an agreement with the State of California Public Employees’ Retirement System (CalPERS) and obtained a mezzanine loan facility in the original principal amount of $150,000,000 to acquire and develop Southern California real estate.

The interest rate was 18%. The facility required monthly interest-only payments at a fixed 6.5% pay rate. The remaining 11.5% fixed interest was deferred until the maturity date of the loan facility. At December 31, 2006, we had drawn $150,000,000 from the CalPERS facility. The term of the loan was five years (maturing in February 2010), with two options to extend for one year each at the election of our predecessor business.

At December 31, 2006, our predecessor business owed CalPERS $181,564,980 in principal and accrued interest. During 2006, we made interest payments to CalPERS of $9,885,417. On January 30, 2007 in connection with our IPO, we paid all outstanding principal and accrued interest of $184,248,441 under the revolving CalPERS credit facility.

10. LOSS PER SHARE

The following is a summary of the elements used in calculating basic and diluted loss per share:

	Meruelo Maddux Properties, Inc.	The Predecessor
	Period January 30, 2007 through March 31, 2007	Period January 1, 2007 through January 29, 2007	Three months ended March 31, 2006
Net loss attributable to common shares	$1,543,797)	$(2,004,333)	$(3,265,594)
Weighted average common shares outstanding - basic	83,838,203	N/A	N/A

Net loss per share from continuing operations - basic and diluted	$(0.02)	N/A	N/A

For the period January 30, 2007 through March 31, 2007, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

11. EQUITY INCENTIVE PLAN

On January 30, 2007, we adopted an equity incentive plan. The purpose of the 2007 Equity Incentive Plan is to provide us with the flexibility to use restricted stock, LTIP units and other awards as part of an overall compensation package to provide compensation to attract and retain qualified personnel. The LTIP units are interests in the Operating Partnership that, upon the allocation of profits from the Operating Partnership over time, may be converted into the Operating Partnership’s common units (a “Partnership Common Unit”) and consequently, become convertible by the holder on a one-for-one basis for the Company’s commons shares or the cash value of such shares, at the Company’s election. We have initially reserved 2,277,500 shares of our common stock for the issuance of awards under our equity incentive plan. The number of shares reserved under our equity incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our equity incentive plan will be available for future awards.

Restricted Stock

On January 30, 2007, pursuant to our equity incentive plan, the Company awarded 314,436 shares of restricted stock to non-executive employees, and an additional 27,400 shares of restricted stock were issued on March 22, 2007. Restricted stock issued to non-executive employees vest one-third on each of the first, second and third anniversary dates of the grant. Also on January 30, 2007, 10,000 shares of restricted stock were issued to non-employee directors which vest one-half on each of the first and second anniversary dates of the grant. During the period ended March 31, 2007, 19,800 shares of non-executive employee restricted stock was forfeited.

As of March 31, 2007, there was $3,310,026 of total unrecognized compensation cost related to the non-vested portion of restricted stock under the equity incentive plan of which $764,286 relates to non-executive employees at development properties and is expected to be capitalized upon vesting. The cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares during the period ended March 31, 2007 once they become vested was $185,729. The fair value of restricted shares outstanding as of March 31, 2007 was $3,495,755.

Restricted Stock	Number of Restricted Stock Shares	Weighted Average Issuance Date Fair Value
Outstanding at January 1, 2007	—	—
Issued	351,836	10.53
Forfeiture	(19,800)	(10.63)

Outstanding at March 31, 2007	332,036	10.53

Long-term Incentive Units

Under our equity incentive plan, our operating partnership issued to certain executives an aggregate of 327,835 LTIP units on January 30, 2007. These LTIP units are subject to a two-year restriction period during which the LTIP units and the Partnership Common units (into which the LTIP units are convertible) are prohibited from being redeemed or transferred, and vest over three years subject to certain continuing employment requirements.

For the period ended March 31, 2007, compensation expense related to LTIPs was $140.808. As of March 31, 2007, there was, $2,386,800 of total unrecognized compensation cost related to the LTIP units under the equity incentive plan.

LTIP Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	—	—
Granted	327,825	$7.71
Vested	—	—

Outstanding at March 31, 2007	327,825	$7.71

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

12. INCOME TAXES

All operations are carried on through the operating partnership and its subsidiaries. The operating partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the operating partnership allocated to us in accordance with the operating partnership’s Agreement of Limited Partnership. As of March 31, 2007, we held a 99.6% capital interest in the operating partnership. For the three months ended March 31, 2007, we were allocated 100% of the losses from the operating partnership for financial reporting purposes.

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes, as measured by applying the currently enacted tax laws.

For the period ended March 31, 2007, the Company’s pre-tax loss generated a deferred tax asset of approximately $633,000 resulting from the net operating loss carryforward (NOL). FASB Statement No. 109, “Accounting for Income Taxes” (SFAS No. 109), requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Realization of the deferred tax asset is dependent on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. As realization is not assured, management established a valuation allowance for the full amount of the NOL and no income tax benefit or expense was reported for the period ended March 31, 2007.

13. COMMITMENTS AND CONTINGENCIES

We have an ongoing build-to-suit construction agreement with Dynamic Builders that allows us to identify a property for development and Dynamic Builders will acquire the property and construct the improvements according to our

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

specifications. The purchase prices upon completion of these projects vary according to construction costs. As of March 31, 2007 and December 31, 2006, our aggregate purchase prices upon project completion with Dynamic Builders totaled approximately $112,308,344 and $120,864,715, respectively, of which $8,407,062 and $6,025,952, respectively, had been paid in deposits and included in real estate held for development. We intend to close on the remaining contracts when such projects are completed, which is expected to occur within the next eighteen months.

As of March 31, 2007 and December 31, 2006, we had other purchase contracts or agreements to acquire real estate development properties from third parties with aggregate contract prices of $44,405,000 and $61,480,000, respectively.

As of March 31, 2007 and December 31, 2006, we had two purchase contracts with the parents of Richard Meruelo to acquire land for $20,000,000 and $16,950,000 in Pomona and Los Angeles, California, respectively, (see also Note 14).

Our commitments and contingencies include the usual obligations of real estate owners, operators and developers incurred in the normal course of business. In the opinion of management, the resolution of these matters will have no material impact on our consolidated financial position or results of operations.

We maintain cash at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. Management believes that the risk is not significant.

14. RELATED-PARTY TRANSACTIONS

As of March 31, 2007 and December 31, 2006, we owed Richard Meruelo or entities affiliated with him $1,255,900 and $4,460,919, respectively, related to net advances received for operational and development activities. As of March 31, 2007 and December 31, 2006, these amounts have been included in the consolidated balance sheet under due to affiliates, net. As of March 31, 2007 and December 31, 2006, our company was contingently owed $22,614,214 and $24,672,856 respectively pursuant to an affiliates note receivable pursuant to an arrangement with two of our affiliates indirectly owned by Messrs. Richard Meruelo and John Charles Maddux.

In our formation transactions in connection with our IPO, we acquired a note receivable held by our predecessor business. The obligor on the note is an entity owned by the two affiliates described above. We refer to this obligor as the “Taylor Yards entity.” The Taylor Yards entity in turn owns a property that we refer to as the “Taylor Yards property.” The note receivable evidences amounts drawn under our predecessor business’ credit facility provided by CalPERS, which amounts were loaned to the Taylor Yards entity by our predecessor business to acquire the Taylor Yards property. The Taylor Yards entity and the Taylor Yards property were not contributed to us as part of our formation transactions because the Taylor Yards property was, and remains, subject to condemnation proceedings by the Los Angeles Unified School District.

Pursuant to the arrangement, we agreed that, if and when amounts owing under the note receivable are paid and are no longer subject to litigation risk, we will issue to the two owners of the Taylor Yards entity a total number of shares of common stock having a value equal to such payments (valuing the common stock for this purpose at the per share price in our IPO), plus pay their interest at the “applicable federal rate” in effect from the date of the IPO closing through the date of the stock issuance. As of March 31, 2007, in consideration of payments made under the note receivable, we have issued a total of 275,207 shares pursuant to the contingent issuance arrangement. Any further payment of the note receivable and any further contingent issuance of stock depends on the amount of the condemnation proceeds for the Taylor Yards property.

The note receivable originally carried the same interest rate, repayment terms and maturity date as the CalPERS credit facility (See Note 9). The net proceeds from our IPO were used to pay off the CalPERS credit facility on January 30, 2007, including amounts drawn in connection with the note receivable. In connection with the CalPERS pay off, we reduced the interest rate on the note receivable to 4.77%. As of March 31, 2007 and December 31, 2006, the note receivable from affiliates has been included as a reduction of owners’ equity (deficit) in the combined or consolidated balance sheets.

Following our IPO, we continue to provide legal services to the Taylor Yards entity under a new services agreement with the Taylor Yards entity effective as of January 30, 2007. Fees generated under the new agreement for the partial quarter ended March 31, 2007 totaled $7,000.

We provide property management, leasing and development services to properties that are owned by a related party, namely Homero and Belinda Meruelo, the parents of Richard Meruelo. Management fees generated for the quarters ended March 31, 2007 and December 31, 2006 totaled $51,716 and $37,500 respectively.

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Because of the nature and extent of transactions with affiliates as described in Notes 1, 2 and 9, the accompanying consolidated financial statements may or may not be indicative of the condition that would have existed or the results of operations that would have occurred if our predecessor business had operated without such affiliates.

15. SUBSEQUENT EVENTS

During the period April 1, 2007 through May 11, 2007, we purchased four projects through our operating partnership. The purchase price for these four projects totaled approximately $36.1 million, of which approximately $7.6 million were purchase deposits made prior to March 31, 2007. The remaining obligations of approximately $28.5 million were funded through two variable rate mortgages totaling approximately $18.4 million and cash investments totaling approximately $10.1 million. We also paid off the principal and accrued interest on a mortgage note of $19.8 million. This mortgage note is the final mortgage payoff in our debt pay down strategy described in our IPO prospectus.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•

the factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2006, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the factors included in this report under “Item 1A. Risk Factors;”

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

References in the discussion below to “we,” “our,” “us” or “our company” refer to Meruelo Maddux Properties, Inc. and its direct and indirect subsidiaries.

Company Profile

We are a self-managed, full-service real estate company that develops, redevelops and owns commercial and residential properties located in downtown Los Angeles and other densely populated urban areas in California that are undergoing demographic or economic changes. As of March 31, 2007, we own, lease with rights to purchase and have rights to acquire interests in 33 development and redevelopment projects and 21 projects that have been developed, which we collectively refer to as our projects.

We were organized on July 5, 2006 to acquire substantially all of the interests and assets and to succeed to the business of our predecessor, Meruelo Maddux Properties, which we will collectively refer to herein as our predecessor business. Our predecessor business was a combination of entities whose controlling interest was owned by Richard Meruelo and non-controlling interest was owned by John Charles Maddux. We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”) and refer to our structure as an Up-C structure, which is similar to the umbrella partnership real estate investment trust, or UPREIT, structure used by many real estate investment trusts, or REITs.

On January 30, 2007, we consummated our initial public offering (our “IPO”) and sold to the public 40,000,000 shares of our common stock. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock, and we also issued 275,207 shares to affiliates of Messrs. Meruelo and Maddux that we had a contingent obligation to issue (we have a remaining obligation to issue up to 2,261,388 shares). As of March 31, 2007, we had 85,810,200 shares of common stock outstanding. Including proceeds from issuance of shares pursuant to the over-allotment option, we raised approximately $425.7 million in net proceeds in our IPO, after the underwriting discount but before expenses related to our IPO.

Results of Operations

Executive Summary

When reviewing this document, it is important to be aware that the company became a publicly owned entity on January 30, 2007 and the results for this quarter reflect approximately one month of our predecessor’s operation as a private company and two months of our operation as a public company.

Our results for the quarter ended March 31, 2007, were as expected by management. We are first and foremost a development company, and while we seek to maximize net rental revenues, our primary objective is to maximize return on investment through development and redevelopment activities. In this regard, our development projects are progressing. Examples of this progress include the work on Union Lofts, which we anticipate will be completed in the third quarter of 2007, and the completion of foundation work and the commencement of construction for the above-grade structure for 717 W. Ninth Street.

The IPO has significantly affected our results for the first quarter of 2007 as compared to the first quarter of 2006 during which our predecessor business operated. We have used IPO proceeds to pay down existing mortgage debt and to pay off the CalPERS mezzanine loan facility incurred by our predecessor business as was contemplated in connection with our IPO. This has substantially reduced interest expense for the company. We have also used IPO proceeds to acquire five properties, four of which are identified here as rental properties. These acquisitions, together with acquisitions of rental properties during 2006, have increased our comparable rental income as well as our rental expenses. A substantial portion of the remaining IPO proceeds have been invested in a money market account, increasing our interest income for the comparable quarter.

While we have seen an increase in revenue from rental properties, this may not be a predictable measure of our performance for the future. The majority of our assets were acquired with development or redevelopment plans in mind and only eleven of the fifty four properties have a current use that is unlikely to be altered within the next five years. We classify, a property as either a rental property or as real estate held for development. Some properties classified as real estate held for development (for example commercial parking lots) may generate cash flow from parking operations, but such cash flow is ancillary to the development and is offset against other costs that are capitalized, rather than reported as rental income.

Most of the properties categorized as rental properties were acquired in part or in whole for their redevelopment potential and as our market area continues to undergo significant change, the redevelopment potential of rental properties will increase. As an example, as of March 31, 2006, we owned interests in 18 rental properties and had 35 properties as real estate held for development. In comparison, as of March 31, 2007, we owned interests in 26 rental properties and had 28 properties as real estate held for development.

Ongoing redevelopment activity at rental properties, or portions thereof, will continue to change gross rental property income on a portfolio-wide basis until such time that the majority of our current development pipeline has been fully developed. By way of example, during 2007, we terminated certain produce tenant leases at Alameda Square as we commenced redevelopment of portions of the project for retail and restaurant uses. Additionally, a long-term lease with Rockwell Collins at Pomona Village was allowed to expire, since their occupancy of this site would have interfered with our redevelopment plans for this project. This has the effect of temporarily reducing net operating income until such time as the development or redevelopment projects are completed and leased.

During this quarter we experienced rental income declines at Seventh Street Produce Market due to county health department enforcement actions at this project. These enforcement actions resulted in a number of our tenants being forced to cease operations and ultimately leave their tenanted space. We believe these declines will be temporary and ultimately reversed as we implement a plan of best-practices tenant education as well as a physical rehabilitation for this facility. At the same time, we have seen rental income increases at our newly constructed produce market facility at 788 S. Alameda due to strong leasing activity. During the first quarter of 2007, we acquired the Washington Produce Market, which is a new produce market facility constructed pursuant to a build-to-suit agreement with Dynamic Builders. We anticipate that this facility will also see strong leasing activity in the coming months. We see these circumstances as helping to confirm our strategy of constructing new wholesale food facilities that supplement and may ultimately replace aging wholesale facilities within the downtown Los Angeles market.

In addition to these factors, we experienced several significant changes in our accounting as a result of our IPO that affect our results for the quarter. These changes include certain purchase accounting adjustments under Statement of Financial Standard (FAS) No. 141, Business Combinations (FAS 141), related to contingencies for real estate property tax reassessment of our projects.

Comparison of three months ended March 31, 2007 to three months ended March 31, 2006

The following table reflects our condensed consolidated and combined statements of operations for the three months ended March 31, 2007 and 2006 (unaudited):

	March 31
	2007	The Predecessor 2006	Increase (Decrease)
Revenue:
Rental income	$5,743,296	$4,991,076	$752,220	15.1%
Management fees	58,716	100,700	(41,984)	(41.7%)
Interest income	1,247,799	905,319	342,480	37.8%
Other income	106,022	177,600	(71,578)	(40.3%)

	7,155,833	6,174,695	981,138	15.9%
Expenses:
Rental expenses	3,372,778	2,022,479	1,350,299	66.8%
Interest expense	3,622,881	5,140,171	(1,517,290)	(29.5%)
Depreciation and amortization	1,431,075	1,097,378	333,697	30.4%
General and administrative	2,277,229	1,180,261	1,096,968	92.9%

	10,703,963	9,440,289	1,263,674	13.4%

Loss before income taxes	$3,548,130	$3,265,594	$(282,536)	(8.7%)

Rental income. Rental income increased by $0.7 million, or 15.1%, to $5.7 million for the three months ended March 31, 2007 compared to $5.0 million for the three months ended March 31, 2006. An increase of $0.7 million is attributable to rental operations at Washington Cold Storage and 788 S. Alameda which had no operation in the prior year. We also had increased rental income from several small properties offset by rental declines at Pomona Village and Seventh Street Produce Market, which include the previously-discussed Rockwell Collins lease expiration at Pomona Village and rental income declines at the Seventh Street Produce Market that are related to health department actions.

Management fees. Management fees decreased by $0.04 million, or 41.7%, to $0.06 million for the three months ended March 31, 2007 compared to $0.1 million for the three months ended March 31, 2006. The decrease is due to the reduction in fees applicable to the Taylor Yards property. We reduced the fees due to the condemnation proceedings and the fact that developing activities ceased. (See Note 14).

Interest income. Interest income increased by $0.3 million, or 37.8%, to $1.2 million for the three months ended March 31, 2007 compared to $0.9 million for the three months ended March 31, 2006. An increase of $0.9 million is attributable to interest income from investing the funds from our IPO offset by a decrease in the interest income from affiliate note receivable of $0.6 million. With the payoff of the CalPERS credit facility, we reduced the interest rate on the affiliate note receivable from 18.0% to 4.77% (See Note 14).

Other income. Other income which is primarily composed of leasing our space to businesses in the entertainment industry for filming decreased by $0.07 million, or 40.3%, to $0.11 million for the three months ended March 31, 2007 compared to $0.18 million for the three months ended March 31, 2006. The decrease is attributable to less filming contracts in the current period compared to the prior year.

Rental expenses. Rental expenses increased by $1.4 million, or 66.8%, to $3.4 million for the three months ended March 31, 2007 compared to $2.0 million for the three months ended March 31, 2006. Most of the increase is attributable to the operation of rental properties placed in service after March 31, 2006. Rental expenses at Pomona Village and Seventh Street Produce Market increased by $0.3 million. In addition, we began accruing for estimated property tax contingencies resulting from our formation transactions.

Interest expense. Interest expense decreased by $1.5 million or 29.5% to $3.6 million for the three months ended March 31, 2007 compared to $5.1 million for the three months ended March 31, 2006. The decrease is due to the payoff of the CalPERS credit facility and other mortgage debt instruments from our IPO proceeds.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.3 million, or 30.4%, to $1.4 million for the three months ended March 31, 2007 compared to $1.1 million for the three months ended March 31, 2006. This increase is due to additional depreciation from property acquisitions and the step up of book basis for minority interest due to purchase accounting partially offset by the cessation of amortization of loan costs associated with the CalPERS note.

General and administrative expenses. General and administrative expenses increased by $1.1 million, or 92.9%, to $2.3 million for the three months ended March 31, 2007 compared to $1.2 million for the three months ended March 31, 2006. The increase is primarily due to the addition of expenses associated with being a public company including but not limited to: additional staffing, directors fees and expenses, director and officer insurance, additional accounting costs, and additional legal SEC fees, investor relation fees and transfer agent costs.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of approximately $100.9 million. We expect that we will use before year end approximately $60.6 million to acquire eight projects anticipated to close during this year. The actual cash outlay for these acquisitions may be reduced to the extent we fund portions of the purchase price with new mortgage debt.

On April 2, 2007, we paid off $19.8 million in principal and accrued interest on a mortgage note. We postponed paying off this note to avoid a prepayment penalty. With the pay off of this note, we have successfully paid off all the debt targeted to be paid off in our registration statement.

The following table sets forth certain information with respect to the indebtedness that is outstanding as of March 31, 2007 and after the payoff of a note on April 2, 2007 as described above:

	Principal Balance	Weighted Average Interest Rate	Current Principal Due
Fixed rate mortgage debt	$143,505,575	7.19%	$39,983,425
Variable rate mortgage debt	121,170,255	8.39%	95,802,933

Balance As of March 31, 2007	264,675,830	8.55%	135,786,358
Less Fixed rate mortgage note paid off on April 2, 2007	(19,777,817)	18.00%	(19,777,817)

Balance as of April 2, 2007	$244,898,013	7.78%	$116,008,541

As of March 31, 2007, we have approximately $135.8 million in principal maturing within one year. We do not intend to reserve funds to retire this debt upon maturity. We will instead seek to refinance this debt at maturity. After the payoff of the mortgage note on April 2, 2007, our weighted average interest rate is 7.78%.

At March 31, 2007, our notes payable secured by real estate represented 26.1% of our total market capitalization. On a go forward basis, our debt policy is to finance 60% to 70% of our total market capitalization. We define debt to total market capitalization as notes payable secured by real estate from the balance sheet divided by the sum of notes payable secured by real estate plus the market value of the shares outstanding.

Management believes that the company will have sufficient capital to satisfy our liquidity needs over the next 12 months. As we use cash and mortgage debt to purchase the eight projects identified above, our interest income will decline and interest costs will increase. Once this occurs, we expect to sustain a somewhat greater negative cash flow from operating activities totaling approximately $0.5 million per month. We intend to improve cash flow by providing more leased space, improving occupancy, and increasing rental rates.

We intend to fund our development and redevelopment projects primarily through construction financing. We are in discussions with various lenders to obtain various types of financing. Many of our properties are not encumbered with any debt. As of March 31, 2007, the book value of our unencumbered properties is $238.3 million, and we believe the fair market value of these properties to be significantly higher. These unencumbered assets provide a readily-available borrowing base to obtain loans.

During 2008, we will also need to fund the acquisition of five of our projects subject to purchase rights having an aggregate purchase price net of deposits of approximately $116.5 million. We intend to fund these projects by obtaining fixed secured permanent financing once these projects are completed.

Contractual Obligations

During the first quarter of 2007, there were no material changes outside the ordinary course of our business except for the following: we paid approximately $184.2 million to pay all principal and interest outstanding under the revolving credit facility in the principal amount provided to our predecessor business by CalPERS; $91.5 million to retire mortgage debt instruments secured by certain of the projects we acquired in our formation transactions; and $24.1 million ($18.7 million net of loan proceeds) to fund the cash portion of the purchase price for interests in five of our projects.

Cash Flows

Comparison of three months ended March 31, 2007 to three months ended March 31, 2006

Cash and cash equivalents were $100.9 million as of March 31, 2007 and $1.9 million as of March 31, 2006.

Net cash used in operating activities increased by $6.6 million to $5.3 million for the three months ended March 31, 2007 compared to $1.3 million in cash provided by operating activities for the three months ended March 31, 2006. An increase of $6.9 million is attributable to a decrease in accrued expenses and other liabilities and accounts payable.

Net cash used in investing activities increased by $60.6 million to $81.8 million for the three months ended March 31, 2007 compared to $21.2 million for the three months ended March 31, 2006. We paid off $32.6 million in deferred interest on the CalPERS credit facility. We increased expenditures on our developments causing capitalized costs, escrow and improvements to increase by $13.9 million. We also increased our acquisition of real estate by $13.1 million over the prior year.

Net cash provided by financing activities increased by $173.4 million to $185.7 million for the three months ended March 31, 2007 compared to $12.3 million for the three months ended March 31, 2006. The increase is primarily attributable to proceeds from our initial public offering of $455.5 million partially offset by the payoff of $150.0 million on the CalPERS credit facility, the payments on notes payable secured by real estate of $90.2 million and offering costs and expenses of $36.2 million.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2007, we have approximately $121.2 million in variable rate financing outstanding, which represented approximately 45.8% of total indebtedness. If interest rates were to increase or decrease by 100 basis points on our variable rate debt as of March 31, 2007, the combined changed would increase or decrease our annual cash flow by approximately $1.2 million.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of March 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings, including those identified below, none of which we currently believe are material. There have been no material changes to the legal proceedings disclosed in the section entitled “Legal Proceedings” beginning on page 31 in our Annual Report on Form 10-K dated December 31, 2006 except as described below. We previously disclosed that, with respect to our project at Vignes Village, we had been notified that the South Coast Air Quality Management District (SCAQMD) was investigating compliance with regulations and laws relating to demolition of structures with asbestos-containing materials, but that no claim had been asserted yet by such agency. Since the date of such disclosure, the Los Angeles City Attorney’s Office, upon referral by SCAQMD, filed a misdemeanor complaint on April 3, 2007 in the Superior Court of the County of Los Angeles against the company, the subsidiary of the company that owns the property, and employees of the company or its subsidiaries, alleging, among other things, illegal disposal of hazardous waste. The arraignment is not scheduled until July 2007.

There are other lawsuits, claims and legal proceedings that arise in the ordinary course of our business, including tenant eviction proceedings and other tenant disputes, and personal injury matters. We intend to vigorously seek judicial enforcement of our rights in these proceedings as well.

Item 1A.	Risk Factors

Other than with respect to the risk factors below, we do not believe there have been any material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. The risk factors below have been updated since the filing of our annual report to provide information as of March 31, 2007.

We may be unable to generate sufficient revenue from operations to pay our operating expenses or execute our business plans.

Our predecessor business that operated our initial projects had cumulative net losses of approximately $10.0 million and $17.1 million for the years ended December 31, 2005 and 2006, respectively. As of March 31, 2007, we had a negative working capital balance of $42.9 million. In addition, our predecessor business operated at a net profit of only $0.6 million and $0.02 million for the years ended December 31, 2004 and 2003, respectively. Thus, prior to our IPO our liquidity was more limited. We are dependent on borrowing funds for any additional capital that we require for operating our 21 completed projects, or funding development and redevelopment of our other 33 development projects or acquiring those of our projects that remain subject to acquisition rights and have not yet been purchased by us. Because of our limited working capital, we cannot assure you that we will be able to develop our portfolio or pay dividends. Any continued or future downturns in our operating results and financial performance, unanticipated capital improvements to our completed projects, or substantial increases in project design or redevelopment costs for our other projects, would harm our financial condition.

If we cannot obtain additional financing, we will not be able to purchase all of our acquisition projects and our growth will be limited.

We have used approximately $24.1 million ($18.7 million net of loan proceeds) of the net proceeds from our IPO to acquire interests in five of our projects that are subject to pending purchase rights (including two purchase agreements entered into after our IPO). However, after we apply the net proceeds from our offering as we indicated in the prospectus for our IPO, we will not have sufficient cash to fund the approximately $177.1 million needed to acquire the interests in 13 of our projects that will still be subject to purchase rights. As a result, our ability to fund acquisitions, including of such remaining interests, development or other capital expenditures depends on the availability to us of additional debt or equity capital. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

We may be unable to renew leases or find other lessees, and a majority of our portfolio’s annualized base rents are set to expire before the end of 2007.

We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. As of March 31, 2007, leases representing approximately 25.5% of the square footage of our owned projects are month-to-month leases, and an additional approximately 25.6% of the square footage of our owned projects was available for lease. In addition, leases constituting a majority of the annualized base rent from our owned projects are scheduled to expire before the end of 2007. Leases scheduled to expire before the end of 2007 and existing month-to-month leases, when taken together, constitute approximately 60.9% of our owned portfolio’s annualized base rent, or approximately $13.5 million. If we were unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the then current rates, our business may be harmed. Additionally, we may incur significant costs to renew expiring leases or lease vacant space. Any of these factors could cause a decline in our lease revenues, which could harm our profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In connection with our nominal capitalization, which occurred in July 2006, and our formation transactions, which occurred in January 2007, we issued 39,652,957 shares of common stock to affiliates of Richard Meruelo, our chief Executive Officer and Chairman of the Board of Directors, and John Charles Maddux, our President, Chief Operating Officer and a member of our Board of Directors. The shares were issued as consideration for our acquisition of the entities that held our initial properties. In addition, in connection with our formation transactions, our operating partnership issued 327,835 LTIP units to our executive officers. The LTIP units were issued for services rendered or to be rendered to the operating partnership. The LTIP units are subject to forfeiture provisions that expire ratably on each of the first three anniversaries of the date of grant. Forfeitability provisions generally will expire on the death or disability of an employee or the termination of such employee by us or the operating partnership without cause.

The shares of common stock and LTIP units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. We relied on the exemption based on representations given by the recipients of the securities.

LTIP units are a special class of partnership interests in our operating partnership that initially have a liquidation value of zero. LTIP units will receive the same quarterly per unit profit distributions, if any, as common units of our operating partnership, except for disposition proceeds distributed prior to the corresponding “LTIP Equalization Date” for such LTIP units, as described below. (Common units in our operating partnership will receive a distribution amount per unit equal to the dividend amount per share of our common stock. We have not declared or paid any dividends to date.) Upon the LTIP Equalization Date, LTIP units may be converted, at the election of the holder, into one common unit in our operating partnership (or cash, at the election of the operating partnership). Common units in our operating partnership are redeemable at the election of the holder for (i) cash equal to the then fair market value of one share of our common stock, or (ii) at our option, one share of our common stock. For a description of the LTIP units, the LTIP Equalization Date, see our Annual Report on Form 10-K for the year ended December 31,2006, Part III, Item 11, Executive Compensation – “2007 Equity Incentive Plan – Awards Under the 2007 Equity Incentive Plan – LTIP Units.”

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

As of March 31, 2007, our operating partnership had used an aggregate of approximately $319.3 million of the proceeds of our IPO, including proceeds from the over-allotment option exercise on February 14, 2007, as follows:

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

•	approximately $4.6 million to retire a note held by Mr. Meruelo who had advanced funds to our predecessor business for development activities;

•	approximately $24.1 million ($18.7 million net of loan proceeds) to fund the cash portion of the purchase price for interests in five of our projects; and

•	approximately $17.5 million for working capital purposes, including funding the costs of redeveloping our portfolio.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meruelo Maddux Properties, Inc.

By:	/s/ Fred Skaggs
Fred Skaggs
Chief Financial Officer
(principal financial and chief accounting officer)