Form 10-Q
period 2007-06-30
Meruelo Maddux Properties, Inc.
filed 2007-08-14
CIK 1375083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of the registrant’s common stock outstanding as of August 13, 2007 was 85,849,700 ($.01 par value)

MERUELO MADDUX PROPERTIES, INC.

FORM 10Q

FOR THE QUARTER ENDED JUNE 30, 2007

Item No.		Form 10-Q Report Page
PART I FINANCIAL INFORMATION

1.	Consolidated and Combined Financial Statements

	Unaudited Condensed Consolidated Balance Sheet of the Company as of June 30, 2007 and Condensed Combined Balance Sheet of Meruelo Maddux Properties (the Predecessor) as of December 31, 2006	3

	Unaudited Condensed Consolidated Statement of Operations of the Company for the Period from January 30, 2007 through June 30, 2007 and Unaudited Condensed Combined Statement of Operations of Meruelo Maddux Properties (the Predecessor) for the Period from January 1, 2007 through January 29, 2007 and for the Six Months Ended June 30, 2006	4

	Unaudited Condensed Consolidated Statement of Cash Flows of the Company for the Period from January 30, 2007 through June 30, 2007 and Unaudited Condensed Combined Statements of Cash Flows of Meruelo Maddux Properties (the Predecessor) for the Period from January 1, 2007 through January 29, 2007 and for the Six Months Ended June 30, 2006	5

	Notes to Unaudited Condensed Consolidated and Combined Financial Statements	8

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

3.	Quantitative and Qualitative Disclosure About Market Risk	27

4T.	Controls and Procedures	27

PART II OTHER INFORMATION

1.	Legal Proceedings	28

1A.	Risk Factors	28

2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

3.	Defaults Upon Senior Securities	30

4.	Submission of Matters to a Vote of Security Holders	30

5.	Other Information	30

6.	Exhibits	30

	SIGNATURES	31

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

	Meruelo Maddux Properties, Inc.	The Predecessor
	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$50,290,248	$2,380,945
Restricted cash	1,215,036	2,326,961
Rents and other receivables, net	1,943,155	2,103,475
Rental properties, net	299,124,453	216,972,297
Real estate held for development	396,149,307	277,836,876
Other assets, net	4,006,889	6,435,997

Total assets	$752,729,088	$508,056,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,522,443	$7,080,651
Accrued expenses and other liabilities	14,654,099	49,163,555
Due to affiliates, net	—	4,226,834
Notes payable secured by real estate	277,956,798	342,643,062
Note payable to CalPERS	—	150,000,000
Deferred taxes, net	39,560,371	—

Total liabilities	337,693,711	553,114,102
Commitments and contingencies
Common stock, $.01 par value, 200,000,000 shares authorized, 85,845,000 shares issued and outstanding as of June 30, 2007	858,450	4,000
Additional paid in capital	441,953,069	11,662,594
Affiliate notes receivable	(22,614,214)	(24,672,856)
Retained earnings (deficit)	(5,161,928)	(32,051,289)

Total stockholders’ equity (deficit)	415,035,377	(45,057,551)

Total liabilities and stockholders’ equity	$752,729,088	$508,056,551

See accompanying notes to the condensed consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Meruelo Maddux Properties, Inc.	The Predecessor	Meruelo Maddux Properties, Inc.	The Predecessor		The Predecessor
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Period January 30, 2007 through June 30, 2007	Period January 1, 2007 through January 29, 2007	Six months ended June 30, 2007	Six months ended June 30, 2006
Revenue:
Rental income	$5,562,345	$5,594,169	$9,348,388	$1,957,253	$11,305,641	$10,623,649
Management fees	73,004	109,500	119,637	12,083	131,720	210,200
Interest income	986,052	1,346,679	2,028,599	205,252	2,233,851	2,251,998
Other income	67,467	29,941	145,789	27,700	173,489	169,137

	6,688,868	7,080,289	11,642,413	2,202,288	13,844,701	13,254,984

Expenses:
Rental expenses	3,377,024	1,875,963	5,750,256	999,546	6,749,802	3,898,442
Interest expense	2,508,662	8,163,723	4,001,168	2,130,375	6,131,543	13,303,894
Depreciation and amortization	1,931,859	1,263,945	2,913,934	449,000	3,362,934	2,361,323
General and administrative	2,489,453	1,323,419	4,138,982	627,700	4,766,682	2,503,680

	10,306,998	12,627,050	16,804,340	4,206,621	21,010,961	22,067,339

Operating loss	(3,618,130)	(5,546,761)	(5,161,927)	(2,004,333)	(7,166,260)	(8,812,355)
Discontinued operations
Gain on sale of real estate	—	1,328,755	—	—	—	1,328,755

Loss before income taxes	(3,618,130)	(4,218,006)	(5,161,927)	(2,004,333)	(7,166,260)	(7,483,600)
Provision (benefit) for income taxes	—	—	—	—	—	—

Net loss	$(3,618,130)	$(4,218,006)	$(5,161,927)	$(2,004,333)	$(7,166,260)	$(7,483,600)

Basic and diluted loss per share	$(0.04)	N/A	$(0.06)	N/A	$(0.08)	N/A
Weighted average common shares outstanding – basic and diluted	85,827,143	N/A	85,238,159	N/A	85,238,159	N/A

See accompanying notes to the condensed consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Meruelo Maddux Properties, Inc.	The Predecessor		The Predecessor
	Period January 30, 2007 through June 30, 2007	Period January 1, 2007 through January 29, 2007	Six months ended June 30, 2007	Six months ended June 30, 2006
Operating activities
Net loss	$(5,161,927)	$(2,004,333)	$(7,166,260)	$(7,483,600)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of real estate	—	—	—	(1,328,755)
Depreciation and amortization	2,913,934	449,000	3,362,934	2,361,323
Non-cash amortization of stock-based compensation	845,603	—	845,603	—
Interest income on affiliate notes receivable	(282,718)	(205,252)	(487,970)	(2,251,998)
Excess tax benefit from stock-based compensation	(300,468)	—	(300,468)	—
Changes in operating assets and liabilities:
Accounts receivable	(706,838)	167,158	(539,680)	(1,010,153)
Other assets	(789,894)	125,913	(663,981)	(91,532)
Accounts payable	(2,257,483)	1,398,022	(859,461)	209,407
Accrued expenses and other liabilities	(262,525)	295,108	32,583	90,513

Net cash (used in) provided by operating activities	(6,002,316)	225,616	(5,776,700)	(9,303,560)
Investing activities
Acquisition of real estate	(68,424,119)	(1,875,000)	(70,299,119)	(22,893,512)
Capitalized costs, escrow deposits and improvements	(40,586,595)	(1,575,834)	(42,162,429)	(9,467,441)
Investment in affiliate notes receivable	171,041	(376,499)	(205,458)	(4,005,414)
Proceeds from sale of real estate	—	—	—	5,475,510
Payment of deferred interest on notes payable to CalPERS	(32,635,573)	—	(32,635,573)	—
Change in restricted cash	831,675	280,250	1,111,925	(2,371,464)

Net cash used in investing activities	(140,643,571)	(3,547,083)	(144,190,654)	(33,262,321)

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)

(UNAUDITED)

	Meruelo Maddux Properties, Inc.	The Predecessor		The Predecessor
	Period January 30, 2007 through June 30, 2007	Period January 1, 2007 through January 29, 2007	Six months ended June 30, 2007	Six months ended June 30, 2006
Financing activities
Proceeds from equity offering	$455,500,000	$—	$455,500,000	$—
Payment of offering costs and expenses	(35,965,533)	(272,754)	(36,238,287)	—
Distribution to predecessor	(2,772,426)	—	(2,772,426)	—
Proceeds from (payments on) amounts due to affiliates	(5,516,819)	1,289,985	(4,226,834)	4,907,695
Proceeds from notes payable secured by real estate	75,913,147	910,000	76,823,147	71,828,201
Payments on notes payable to CalPERS	(150,000,000)	—	(150,000,000)	—
Payments on notes payable secured by real estate	(141,509,411)	—	(141,509,411)	(42,449,966)
Excess tax benefit from stock-based compensation	300,468	—	300,468	—

Net cash provided by financing activities	195,949,426	1,927,231	197,876,657	34,285,930

Net increase (decrease) in cash	49,303,539	(1,394,236)	47,909,303	(8,279,951)
Cash at beginning of period	986,709	2,380,945	2,380,945	9,494,993

Cash at end of period	$50,290,248	$986,709	$50,290,248	$1,215,042

Supplemental disclosure of non cash information
Accounts payable, accrued expenses and other liabilities included in real estate held for development	$4,571,300	$40,619,015	$4,571,300	$23,496,426

Fair market value of rental properties acquired from minority interests of predecessor	$(26,652,362)	$—	$(26,652,362)	$—

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)

(UNAUDITED)

Fair market value of real estate held for development acquired from minority interests of predecessor	$(62,715,526)	$—	$(62,715,526)	$—

Accounts receivable from minority interests of predecessor included in additional paid in capital	$700,000	$—	$700,000	$—

Unamortized predecessor loan costs included in additional paid in capital	$2,424,778	$—	$2,424,778	$—

Recognition of deferred revenue related to affiliate note receivable	$2,752,070	$—	$2,752,070	$—

Deferred tax adjustment related to rental properties	$5,811,021	$—	$5,811,021	$—

Deferred tax adjustment related to real estate held for development	$(8,803,833)	$—	$(8,803,833)	$—

See accompanying notes to the condensed consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

In this report, unless the context suggests otherwise, references to “our company,” “we,” “us” and “our” mean Meruelo Maddux Properties, Inc. and its subsidiaries.

Meruelo Maddux Properties, Inc. is a Delaware corporation incorporated on July 5, 2006 to acquire substantially all of the interests and assets and to succeed to the business of a combination of entities, the controlling interest in which was owned by Richard Meruelo and a non-controlling interest in which was owned by John Charles Maddux. We refer to the collection herein as our “predecessor” or our “predecessor business.” Our predecessor business owned development projects in Southern California and rights to acquire additional projects.

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

On January 30, 2007, we consummated our IPO and sold to the public 40,000,000 shares of our common stock at $10.00 per share. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock at $10.00 per share. Including the shares issued in the over-allotment option, we raised approximately $425.7 million in proceeds in our IPO, after the underwriting discount but before expenses related to the IPO. Our company’s operations are predominantly carried on through, and its assets are owned though, Meruelo Maddux Properties, L.P., which we refer to as our operating partnership. As of June 30, 2007, we held a 99.6% interest in our operating partnership. We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”), and refer to our structure as an Up-C structure, which is similar to the umbrella partnership real estate investment trust, or UPREIT, structure used by many real estate investment trusts, or REITs. As of June 30, 2007, the total number of shares of our common stock outstanding was 85,845,000.

As of June 30, 2007, we own interests in 27 rental properties and 28 properties held for real estate development. Most of our projects are located in or around the downtown area of Los Angeles, and all of our projects are in Southern California.

We focus on properties that have alternate, more profitable uses achievable through major renovation, redevelopment or development. Our projects are predominantly located in a densely urban, multi-ethnic environment and involve numerous local entitlement, property assemblage and physical challenges.

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

As of June 30, 2007, through our operating partnership, we have 100% ownership interest in each of our projects. Prior to our IPO, the predecessor business owned substantially 100% of the combined interests in these entities through limited liability companies and S-corporations. For further information, refer to the Combined Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Rents and Other Receivables

Our company maintains an allowance for doubtful accounts that may result from the inability of tenants to make required payments. We specifically analyze accounts receivable and historical bad debts, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, if a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent.

Rental Properties

Rental properties, including land, building improvements and capitalized leasing commissions, are stated at cost, less accumulated depreciation. We are required to make subjective assessments as to the useful lives of our assets for purposes of determining the amount of depreciation to record on an annual basis with respect to our buildings and building improvements. These assessments are primarily based upon our decision to either develop or operate a property. For example, if we determine that we will be developing a property and the building will be replaced upon commencement of construction, the estimated useful life will be the time from the date of purchase to the estimated date of demolition. Upon completion of the assessment, buildings and building improvements are depreciated over estimated useful lives ranging from 2 to 39 years. Tenant improvements are depreciated over the term of the respective tenant leases. Capitalized lease commissions are amortized over the term of the related leases.

Costs related to the acquisition and improvement of the rental properties are capitalized, while expenses for repairs and maintenance are charged to operations as incurred. Certain expenses such as property taxes, utilities and repair and maintenance costs are chargeable to the tenants as provided in their lease agreements. Such reimbursements are recorded as rental income in the consolidated and combined statements of operations. Costs related to terminated deal costs are expensed when we cease due diligence and related acquisition efforts.

The acquisition of real estate properties is accounted for in accordance with SFAS No. 141, Business Combinations (“SFAS 141”) whereby the value of real estate acquired is allocated between land, buildings and improvements, acquired leasing commissions and tenant coordination costs, and to acquire above- and below-market leases and tenant relationships. The fair value of tangible assets is determined on an “as-if-vacant” basis based upon comparable sales and other relevant information obtained in connection with the acquisition of the property. The estimated fair value of acquired in-place at-market leases are the costs we would have incurred to lease property to the occupancy level of the property at the date of acquisition. Such estimate includes the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to eight to nine months. These allocations have a direct impact on our results of operations as allocations between land, buildings and improvements because, if we were to allocate more value to

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

land, there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to allocating the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases.

Real Estate Held for Development

Real estate held for development includes land and buildings (at cost) we intend to or have begun developing. Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with the development are also capitalized in the period in which they are incurred. Once the real estate project is completed, the costs capitalized to construction in progress and the land and building costs associated with the completed project are transferred to rental properties on the consolidated balance sheet as the historical cost of the project.

Impairment of Long-Lived Assets

Management assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based on such periodic assessments, no indications of impairment were identified as of June 30, 2007 or December 31, 2006.

Deferred Loan Costs

Costs incurred in issuing secured notes payable are capitalized. Deferred loan costs are included in other assets in the balance sheets. The deferred loan costs are amortized over the life of the related loan. Any unamortized amounts upon early repayment of secured notes payable are written off to amortization expense in the period of repayment. Unamortized amounts on loans repaid in connection with the formation transactions were written off against additional paid in capital.

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

Lease termination fees are recorded when the related leases are canceled and the company has no continuing obligation to provide services to such former tenants. Lease termination fees are included in rental revenues and were not material for the three and six months ended June 30, 2007 and 2006.

The company recognizes gains on sales of real estate pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”). The specific timing of a sale is measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met the company defers gain recognition and accounts for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

Income Taxes

We are subject to federal income taxes in the United States, the State of California and local jurisdictions in which we operate. We account for income taxes according to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Earnings (loss) per Share

Basic earnings (loss) per share is calculated based on the weighted average number of shares outstanding during the period. The computation of dilutive earnings (loss) per share includes the effect of the vesting of unvested restrictive stock that has been granted, all calculated using the treasury stock method. The effect of the vesting of unvested restricted stock and long-term incentive plan units (“LTIP units”) that have been granted is not dilutive for the period from January 30 through June 30, 2007.

Share-Based Compensation

We have awarded stock-based compensation to employees and members of our Board of Directors in the form of restricted shares and LTIP units. These awards are accounted for under FAS No. 123R (revised 2004), Share-Based Payment (FAS 123R). This pronouncement requires that we estimate the fair value of the awards and recognize this value over the requisite vesting period. Accordingly, restricted shares are accounted for based on their fair market value at the date of grant and amortized over the vesting period. We used a third-party consultant to estimate the fair value of our LTIP units. The fair value is based on the market value of our common shares on the date of the grant and a discount for post-vesting probabilities and other restrictions.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Literature

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements at June 30, 2007.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We do not expect that the adoption of this standard will have a material effect on our financial position and results of operations.

3. ACQUISITION OF MINORITY INTERESTS

In connection with the IPO formation transactions, the company acquired the non-controlling minority interests in the predecessor owned by John Charles Maddux. The acquisition cost, net of cash acquired of such minority interests, was approximately $51,447,000 and was accounted for as a purchase in accordance with SFAS 141. The following summarizes the allocation of estimated fair values at the date of acquisition which reflects adjustments recorded to the final allocation between land and building and improvements and is considered preliminary due to the on-going analysis of the tax basis of certain assets acquired and liabilities assumed.

Land	$82,685,000
Building and improvements	6,683,000
Accounts receivable and other assets	509,000
Accounts payable	(1,256,000)
Accrued expenses and other liabilities	(534,000)
Deferred tax liabilities	(36,640,000)

Net acquisition cost	$51,447,000

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4. RENTAL PROPERTIES

Rental properties consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
Rental properties
Land	$184,275,454	$92,406,226
Building and improvements	131,775,122	138,724,771

	316,050,576	231,130,997
Less: Accumulated depreciation	(16,926,123)	(14,158,700)

	$299,124,453	$216,972,297

We have 27 rental properties as of June 30, 2007, and 24 as of December 31, 2006, with each located in Southern California. During the second quarter of 2007 we reclassified certain amounts between land and building and improvements which did not have a material impact to the consolidated financial statements for the current quarter, or the previously reported consolidated financial statements for fiscal years 2006 and 2005. Depreciation expense on buildings and building improvements was $2,767,424 and $1,610,568 for the six months ended June 30, 2007 and 2006, respectively.

5. REAL ESTATE HELD FOR DEVELOPMENT

Real estate held for development consists of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
Real estate held for development
Land	$249,673,643	$171,158,537
Building and improvements	16,802,001	16,760,504
Construction in process	129,673,663	89,917,835

	$396,149,307	$277,836,876

As of June 30, 2007 and December 31, 2006, we owned 28 and 30 properties held for real estate development respectively, and construction in process includes costs related to ongoing build-to-suit construction agreements and other acquisition deposits totaling $16,458,647 and $10,122,910, respectively, (See Note 13). Interest capitalized for the three months ended June 30, 2007 and 2006 was $2,984,158 and $7,274,189, respectively. Interest capitalized for the six months ended June 30, 2007 and 2006 was $8,496,335 and $15,885,670, respectively.

6. OTHER ASSETS

Other assets consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
Other assets
Deferred loan costs	$1,667,082	$5,420,010
Intangible assets – in-place leases	1,208,700	1,208,700
Machinery and equipment	1,823,461	1,637,307
Prepaid expenses	1,551,045	1,216,510
Other	311,067	309,917

	6,561,355	9,792,444
Accumulated amortization and depreciation	(2,554,466)	(3,356,447)

	$4,006,889	$6,435,997

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
Accrued liabilities
Accrued interest – CalPERS note	$—	$31,564,980
Deferred revenue – Taylor Yards	8,400,000	11,152,076
Accrued interest – mortgage debt	1,695,477	1,962,435
Tenant security deposits	1,787,221	1,853,683
Accrued property taxes	688,296	1,347,879
Other	2,083,105	1,282,502

	$14,654,099	$49,163,555

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8. NOTES PAYABLE SECURED BY REAL ESTATE

Fixed rate mortgage notes and variable rate mortgage notes consist of the following:

PROJECT NAME			Balance	Balance
Fixed rate mortgage notes:	Interest Rate	Maturity Date	6/30/2007	12/31/2006
Seventh Street Produce Market/Alameda Square	6.75%	November 30, 2008	$51,033,506	$51,828,770
Meruelo Wall Street	6.25%	July 5, 2008	20,922,706	21,121,563
2000 San Fernando Road	7.63%	April 1, 2012	13,531,110	—
Crown Commerce Center	7.48%	September 5, 2011	10,391,601	10,458,404
Seventh Street Produce Market/Alameda Square	8.00%	August 31, 2007 (2)	10,000,000	10,000,000
Washington Cold Storage	6.93%	April 13, 2016	9,782,956	9,859,185
1800 E. Washington Blvd.	12.00%	October 27, 2007	8,250,000	8,250,000
2131 Humboldt Street	6.50%	January 1, 2011	7,000,000	7,000,000
420 Boyd Street	7.49%	June 15, 2012	5,950,000	—
1500 Griffith Avenue	7.00%	January 24, 2013	3,000,000	3,000,000
905 E. 8th Street	6.95%	September 15, 2007	1,950,000	1,950,000
500 Mateo Street	7.00%	March 1, 2016	730,000	803,800
Southpark Towers (1)	18.00%	September 30, 2007	—	18,549,531
Meruelo Wall Street (1)	12.00%	January 13, 2007	—	3,782,300
Transamerica Lofts (1)	9.00%	February 25, 2015	—	696,644
Musica Latina Building (1)	9.77%	November 1, 2008	—	649,954
Transamerica Lofts (1)	8.00%	April 1, 2008	—	311,959
Seventh Street Produce Market/Alameda Square (1)	9.261%	December 15, 2007	—	12,641
Seventh Street Produce Market/Alameda Square (1)	9.159%	September 15, 2007	—	9,298
Seventh Street Produce Market/Alameda Square (1)	9.94%	May 8, 2007	—	9,273

Total Fixed Rate Mortgage Notes			$142,541,879	$148,293,322

Variable rate mortgage notes:
Southpark Towers	LIBOR plus 2.75%	September 14, 2007	$25,000,000	$25,000,000
The Union Lofts Construction Loan	LIBOR plus 2.0%	March 1, 2008	20,667,131	13,870,945
Sky Arc	Prime plus .75%	October 1, 2007	19,000,000	19,000,000
Ullman Tower One	Prime	November 1, 2007	11,031,726	10,583,293
Southern California Institute of Architecture	Prime plus .25%	August 1, 2011	10,236,361	10,271,195
Barstow Produce Center Construction Loan	Prime plus .50%	December 14, 2007	8,648,243	4,377,132
Center Village	Prime plus 1.0%	October 1, 2008	7,000,000	7,000,000
Ullman Tower Two	Prime plus .25%	May 1, 2008 (3)	6,396,500	6,388,426
1919 Vineburn Avenue	Prime plus 1.0%	July 1, 2008	5,500,000	5,500,000
Olive Street Towers	Prime	September 1, 2007 (4)	5,340,000	5,217,782
620 Gladys Avenue	Prime	April 1, 2008	4,946,180	—
801 E. 7th Street	Prime	March 1, 2008	4,400,000	—
Barstow Produce Center Construction Loan	Prime plus 1.0%	December 14, 2007	3,700,233	—
3rd & Omar Street	Prime plus .25%	August 15, 2010	2,608,761	2,618,894
2415 Washington Blvd.	Prime	January 15, 2008	939,784	—
Pomona Village and Pomona Retail (1)	Prime plus 1.0%	April 1, 2007	—	14,062,500
717 W. 9th Street (1)	Prime plus 1.0%	March 20, 2007	—	9,325,157
Desmond Building (1)	Prime plus 1.0%	May 1, 2007	—	7,000,000
788 S. Alameda (1)	Prime plus .50%	March 26, 2007	—	6,033,054
Meruelo Chinatown Village (1)	Prime plus 1.0%	April 14, 2007	—	5,000,000
San Fernando Court (1)	Prime plus .50%	November 30, 2007	—	4,015,857
1211 E. Washington Blvd. (1)	Prime plus .50%	May 1, 2015	—	3,862,726
1500 Griffith Avenue (1)	Prime plus .25%	March 1, 2007	—	3,346,750
Southpark Towers (1)	Prime plus .25%	March 1, 2007	—	3,106,806
1000 E. Cesar Chavez (1)	Prime plus .25%	March 1, 2007	—	2,475,000
230 W. Avenue 26th (1)	Prime plus .25%	April 1, 2007	—	2,255,000
Citrus Gardens (1)	Prime plus .25%	August 1, 2007	—	2,162,739
4th Street Commerce Center (1)	Prime plus 1.0%	February 22, 2007	—	2,000,000
Seventh Street Produce Market/Alameda Square (1)	Prime plus 1.0%	October 12, 2011	—	1,893,925
Vignes Village (1)	Prime plus .25%	March 15, 2007	—	1,828,463
2131 Humboldt Street (1)	Prime plus .25%	April 15, 2007	—	1,815,000
5707 S. Alameda (1)	Prime plus .25%	April 1, 2007	—	1,804,000
1211 E. Washington Blvd. (1)	Prime plus .50%	July 1, 2015	—	1,658,561

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

PROJECT NAME			Balance	Balance
Fixed rate mortgage notes:	Interest Rate	Maturity Date	6/30/2007	12/31/2006
2131 Humboldt Street (1)	Prime plus .25%	February 1, 2007	—	1,236,428
4th Street Commerce Center (1)	Prime plus .25%	November 1, 2007	—	1,102,498
500 Mateo Street (1)	Prime plus 1.0%	June 23, 2007	—	1,000,000
Ceres Street Produce Center (1)	Prime plus .25%	February 15, 2007	—	947,044
2131 Humboldt Street (1)	Prime plus .25%	March 1, 2007	—	913,676
American Apartments (1)	Prime plus 2.0%	September 10, 2007	—	854,610
620 Gladys Avenue (1)	Prime plus .25%	April 1, 2007	—	841,591
1910-1922 Santa Fe Avenue (1)	Prime plus 1.0%	December 1, 2008	—	833,439
Covina Village (1)	Prime plus .50%	June 28, 2008	—	785,881
American Apartments (1)	Prime plus 1.50%	August 1, 2007	—	689,511
620 Gladys Avenue (1)	Prime plus .25%	March 16, 2007	—	638,642
230 W. Avenue 26th (1)	Prime plus .25%	February 15, 2007	—	461,132
1000 E. Cesar Chavez (1)	Prime plus .25%	September 15, 2011	—	324,583
1000 E. Cesar Chavez (1)	Prime plus .25%	March 1, 2007	—	247,500

Total Variable Rate Notes			$135,414,919	$194,349,740

GRAND TOTAL			$277,956,798	$342,643,062

(1)	Note repaid with the net proceeds of our IPO.
(2)	Lender extended the maturity date from April 30, 2007 to August 30, 2007 upon our request.
(3)	Lender extended the maturity date from May 1, 2007 to May 1, 2008 upon our request.
(4)	Lender extended the maturity date from March 1, 2007 to September 1, 2007 upon our request.

As of June 30, 2007 and December 31, 2006, the three-month LIBOR was 5.36% and the Prime rate was 8.25%. The weighted average interest rate of our debt was 7.80% and 11.51% at June 30, 2007 and December 31, 2006, respectively.

At June 30, 2007 and December 31, 2006, the carrying value of the real estate securing the fixed and variable rate mortgages was $448,348,535 and $472,418,029, respectively.

Several of the mortgage notes for properties held for development have an interest reserve with the respective lender. These reserves generally cover the estimated interest carrying costs during the mortgage term. As interest accrues it is added to the note balance up to the amount of the interest reserve. At June 30, 2007 and December 31, 2006, there is approximately $737,307 and $7,128,373, respectively, in the various interest reserve accounts.

Many of the mortgage notes are coming due within one year. For the maturing notes, we are actively engaged in extending, refinancing or seeking construction financing.

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

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10. LOSS PER SHARE

The following is a summary of the elements used in calculating basic and diluted loss per share:

	For the Three Months Ended June 30, 2007	Period January 30, 2007 through June 30, 2007
Net loss attributable to common shares	$(3,618,130)	$(5,161,927)
Weighted average common shares outstanding—basic	85,827,143	85,238,159

Net loss per share from continuing operations—basic and diluted	$(0.04)	$(0.06)

For the period January 30, 2007 through June 30, 2007 and the three months ended June 30, 2007, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

11. EQUITY INCENTIVE PLAN

On January 30, 2007, we adopted an equity incentive plan. The purpose of the 2007 Equity Incentive Plan is to provide us with the flexibility to use restricted stock, LTIP units and other awards as part of an overall compensation package to provide compensation to attract and retain qualified personnel. The LTIP units are interests in the Operating Partnership that, upon the allocation of profits from the Operating Partnership over time, may be converted into the Operating Partnership’s common units (a “Partnership Common Unit”) and consequently, become redeemable by the holder on a one-for-one basis or, at the Company’s election, a share of the Company’s common stock or cash equal to the value of a share of our common stock. We have initially reserved 2,277,500 shares of our common stock for the issuance of awards under our equity incentive plan. The number of shares reserved under our equity incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our equity incentive plan will be available for future awards.

Restricted Stock

On January 30, 2007, pursuant to our equity incentive plan, the Company awarded 314,436 shares of restricted stock to non-executive employees. An additional 69,200 shares of restricted stock were issued subsequently through June 30, 2007. Restricted stock issued to non-executive employees vest one-third on each of the first, second and third anniversary dates of the grant. Also on January 30, 2007, 10,000 shares of restricted stock were issued to non-employee directors which vest one-half on each of the first and second anniversary dates of the grant. During the period from January 30, 2007 through June 30, 2007, 27,500 shares of non-executive employee restricted stock were forfeited.

As of June 30, 2007, there was $3,274,994 of total unrecognized compensation cost related to the non-vested portion of restricted stock under the equity incentive plan, of which $642,123 relates to non-executive employees at development properties and is capitalized over the vesting term. The cost is expected to be recognized over a weighted average period of 2.6 years. The fair value of restricted shares outstanding as of June 30, 2007 was $3.8 million.

Restricted Stock	Number of Restricted Stock Shares	Weighted Average Issuance Date Fair Value
Outstanding at January 1, 2007	—	—
Issued	394,336	$10.27
Forfeited	(27,500)	(10.05)

Outstanding at June 30, 2007	366,836	$10.28

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

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

During the period from January 30, 2007 through June 30, 2007, compensation expense related to LTIPs was $350,866. The compensation expense recognized during the three months ended June 30, 2007 was $210,058. As of June 30, 2007, there was $2,176,742 of total unrecognized compensation cost related to the LTIP units under the equity incentive plan.

LTIP Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	—	—
Granted	327,825	$7.71
Vested	—	—

Outstanding at June 30, 2007	327,825	$7.71

12. INCOME TAXES

All operations are carried on through the operating partnership and its subsidiaries. The operating partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the operating partnership allocated to us in accordance with the operating partnership’s Agreement of Limited Partnership. As of June 30, 2007, we held a 99.6% capital interest in the operating partnership. For the three months ended June 30, 2007 and the period from January 30, 2007 through June 30, 2007, we were allocated 100% of the losses from the operating partnership for financial reporting purposes.

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes, as measured by applying the currently enacted tax laws.

During the period from January 30, 2007 through June 30, 2007, the Company’s pre-tax loss generated a deferred tax asset of approximately $2,116,000 resulting from the net operating loss carryforward (NOL). SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Realization of the deferred tax asset is dependent on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. As realization is not assured, management established a valuation allowance for the full amount of the NOL and no income tax benefit or expense was reported for the period from January 30, 2007 through June 30, 2007.

13. COMMITMENTS AND CONTINGENCIES

We have an ongoing build-to-suit construction agreement with Dynamic Builders that allows us to identify a property for development and Dynamic Builders will acquire the property and construct the improvements according to our specifications. The purchase prices upon completion of these projects vary according to construction costs. As of June 30, 2007 and December 31, 2006, our aggregate purchase prices upon project completion with Dynamic Builders totaled approximately $108,879,414 and $120,864,715, respectively, of which $10,623,172 and $6,025,952, respectively, had been paid in deposits and included in real estate held for development. We intend to close on the remaining contracts when such projects are completed, which is expected to occur within the next year.

As of June 30, 2007 and December 31, 2006, we had other purchase contracts or agreements to acquire real estate development properties from third parties with aggregate contract prices of $21,518,192 and $61,480,000, respectively.

As of June 30, 2007 and December 31, 2006, we had two purchase contracts with the parents of Richard Meruelo to acquire land for $20,000,000 and $16,950,000 in Pomona and Los Angeles, California, respectively, (see Notes 14 and 15 for additional information).

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

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

14. RELATED-PARTY TRANSACTIONS

As of June 30, 2007, we did not owe Richard Meruelo or entities affiliated with him any funds. As of December 31, 2006, we owed Richard Meruelo or entities affiliated with him $4,460,919 related to net advances received for operational and development activities. These amounts have been included in the consolidated balance sheet under due to affiliates, net. As of June 30, 2007 and December 31, 2006, our company was contingently owed $22,614,214 and $24,672,856 respectively pursuant to an affiliates note receivable pursuant to an arrangement with two of our affiliates indirectly owned by Messrs. Richard Meruelo and John Charles Maddux. As discussed in greater detail below, this arrangement does not involve any borrowing by the two affiliates from us. Rather, the arrangement is akin to an “earnout,” pursuant to which we may issue common stock to the affiliates.

In our formation transactions in connection with our IPO, we acquired a note receivable held by our predecessor business. The obligor on the note receivable is an entity owned by the two affiliates described above. We refer to this obligor as the “Taylor Yards entity.” The Taylor Yards entity in turn owns a property that we refer to as the “Taylor Yards property.” The note receivable evidences amounts drawn under our predecessor business’ credit facility provided by CalPERS, which amounts were loaned to the Taylor Yards entity by our predecessor business to acquire the Taylor Yards property. The Taylor Yards entity and the Taylor Yards property were not contributed to us as part of our formation transactions because the Taylor Yards property was, and remains, subject to condemnation proceedings by the Los Angeles Unified School District. However, the amount of consideration we delivered in our formation transactions for our initial projects to the two affiliates was effectively reduced by an amount equivalent to the note receivable.

Pursuant to the arrangement, we agreed that, if and when amounts owing under the note receivable are paid and are no longer subject to litigation risk, we will issue to the two owners of the Taylor Yards entity a total number of shares of common stock having a value equal to such payments (valuing the common stock for this purpose at the per share price in our IPO), plus pay their interest at the “applicable federal rate” in effect from the date of the IPO closing through the date of the stock issuance. On February 14, 2007, in consideration of payments made under the note receivable, we issued a total of 275,207 shares pursuant to the contingent issuance arrangement. Any further payment of the note receivable and any further contingent issuance of stock depends on the amount of the condemnation proceeds for the Taylor Yards property.

The note receivable originally carried the same interest rate, repayment terms and maturity date as the CalPERS credit facility (See Note 9). The net proceeds from our IPO were used to pay off the CalPERS credit facility on January 30, 2007, including amounts drawn in connection with the note receivable. In connection with the CalPERS pay off, we reduced the interest rate on the note receivable to 4.77%. As of June 30, 2007 and December 31, 2006, the note receivable from affiliates has been included as a reduction of owners’ equity (deficit) in the combined or consolidated balance sheets.

Following our IPO, we continue to provide legal services to the Taylor Yards entity under a new services agreement with the Taylor Yards entity effective as of January 30, 2007. Fees generated under the new agreement for the period January 30, 2007 through June 30, 2007 totaled $17,500. Fees generated during the three months ended June 30, 2007 was $10,500. Any other services provided to Richard Meruelo or entities affiliated with him are billed directly to Mr. Meruelo and included in management fees in the consolidated statements of operations.

We provide property management, leasing and development services to properties that are owned by a related party, namely Homero and Belinda Meruelo, the parents of Richard Meruelo. Management fees generated for the six months ended June 30, 2007 and June 30, 2006 totaled $75,000 and $75,000 respectively.

Because of the nature and extent of transactions with affiliates, the accompanying consolidated financial statements may or may not be indicative of the condition that would have existed or the results of operations that would have occurred if our predecessor business had operated without such affiliates.

15. SUBSEQUENT EVENTS

On July 10, 2007, we completed the acquisition of three buildings located at 13853 Garvey Avenue, 13904 Corak Street and 3060 Feather Avenue (collectively the “Baldwin Park buildings”) in Baldwin Park, California. The purchase price for the Baldwin Park properties was $1.9 million and was paid for in cash from the net proceeds of our IPO.

On July 27, 2007, we completed the acquisition of the property located at 1875 West Mission Boulevard located in Pomona, California, from the parents of Richard Meruelo. The purchase price for the property was $20.0 million. We assumed a variable rate mortgage of $8.7 million from the seller. The mortgage is subject to an interest rate of 6-month LIBOR plus 6.25% and matures in April 2009. As there are no prepayment penalties, we are planning to refinance the mortgage in the near term. We funded the remainder of the purchase ($11.3 million) in cash from the net proceeds of our IPO.

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

Company Profile

We are a self-managed, full-service real estate company that develops, redevelops and owns commercial and residential properties located in downtown Los Angeles and other densely populated urban areas in California that are undergoing demographic or economic changes. As of June 30, 2007, we own, lease with rights to purchase and have rights to acquire interests in 55 projects.

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

On January 30, 2007, we consummated our initial public offering (our “IPO”) and sold to the public 40,000,000 shares of our common stock. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock, and we also issued 275,207 shares to affiliates of Messrs. Meruelo and Maddux that we had a contingent obligation to issue (we have a remaining obligation to issue up to 2,261,388 shares). As of June 30, 2007, we had 85,845,000 shares of common stock outstanding. Including proceeds from issuance of shares pursuant to the over-allotment option, we raised approximately $425.7 million in net proceeds in our IPO, after the underwriting discount but before expenses related to our IPO.

Results of Operations

Executive Summary

When reviewing this document, it is important to be aware that the company became a publicly owned entity on January 30, 2007.

Our results for the quarter ended June 30, 2007, were as expected by management. We are first and foremost a development company, and while we seek to maximize net rental revenues, our primary objective is to maximize return on investment through development and redevelopment activities. In this regard, our development projects are progressing. Examples of this progress include continued construction on Union Lofts, which we anticipate will be completed at the end of the third quarter of 2007, and the construction of above-grade structure for 717 W. Ninth Street, which we anticipate will be completed in 2009.

The IPO has significantly affected our results for the three and six months of 2007 as compared to the three and six months of 2006 during which our predecessor business operated. We have used IPO proceeds to pay down existing mortgage debt and to pay off the CalPERS mezzanine loan facility incurred by our predecessor business as was contemplated in connection with our IPO. This has substantially reduced interest expense for the company. We have also used IPO proceeds to acquire ten properties, seven of which are identified here as rental properties. These acquisitions, together with acquisitions of rental properties during 2006, have increased our comparable rental income as well as our rental expenses. A substantial portion of the remaining IPO proceeds have been invested in a money market account, increasing our interest income for the comparable time period.

While we have seen an increase in revenue from rental properties during the first six months of 2007 in comparison to the first six months of 2006, this may not be a predictable measure of our performance for the future. The majority of our assets were acquired with development or redevelopment plans in mind and only eleven of the fifty six properties have a current use that is unlikely to be altered within the next five years. We classify a property as either a rental property or as real estate held for development. Some properties classified as real estate held for development (for example, commercial parking lots) may generate cash flow (for example, from parking operations), but such cash flow is ancillary to the development and is offset against other costs that are capitalized, rather than reported as rental income.

Most of the properties categorized as rental properties were acquired in part or in whole for their redevelopment potential and as our market area continues to undergo significant change, the redevelopment potential of rental properties will increase. See below for additional information regarding our acquisition and development activities.

Ongoing redevelopment activity at rental properties, or portions thereof, will continue to change gross rental property income on a portfolio-wide basis until such time that the majority of our current development pipeline has been fully developed. By way of example, during 2007, we terminated certain produce tenant leases at Alameda Square as we commenced redevelopment of portions of the project for retail and restaurant uses. Additionally, a long-term lease with Rockwell Collins at Pomona Village was expired on January 31, 2007, since its occupancy of this site would have interfered with our redevelopment plans for this project. This has the effect of temporarily reducing net operating income until such time as the development or redevelopment projects are completed and leased.

During the first six months of 2007 we experienced rental income declines at Seventh Street Produce Market due to county health department enforcement actions at this project. These enforcement actions resulted in a number of our tenants being forced to cease operations and ultimately leave their tenanted space. We believe these declines will be temporary and ultimately reversed as we implement a plan of best-practices tenant education as well as a physical rehabilitation for this facility. At the same time, we have seen rental income increases at our newly constructed produce market facility at 788 S. Alameda due to strong leasing activity. During the first quarter of 2007, we acquired the Washington Produce Market, which is a new produce market facility constructed pursuant to a build-to-suit agreement with Dynamic Builders. We anticipate that this facility will also see strong leasing activity in the coming months. We see these circumstances as helping to confirm our strategy of constructing new wholesale food facilities that supplement and may ultimately replace aging wholesale facilities within the downtown Los Angeles market.

In addition to these factors, we experienced several significant changes in our accounting as a result of our IPO that affect our results. These changes include certain purchase accounting adjustments recorded under Statement of Financial Standard (SFAS) No. 141, Business Combinations, for the fair value of real estate, which affect depreciation and amortization expense. In addition, the adjustments increasing the fair value of the real estate subsequently increased our deferred income taxes, paid in capital and our reserve for property taxes.

Acquisition and development activities

The comparability of results of operations is significantly affected by our development and acquisition activities in 2007 and 2006. At June 30, 2006, we owned interests in 18 rental properties and 35 properties held as real estate for development. At June 30, 2007, we owned interests in 27 rental properties and 28 properties held as real estate for development.

Between July 1, 2006 and June 30, 2007, we acquired or placed in service the following nine rental properties.

Properties	Acquisition or Conversion Date	Square Footage
788 South Alameda	8/1/2006	34,064
5707 S. Alameda	10/1/2006	55,729
1000 E. Cesar Chavez	10/1/2006	52,112
1800 E Washington Blvd.	10/27/2006	108,744
Southpark Towers (currently operating as J Restaurant)	11/1/2006	11,829
2640 Washington Blvd.	3/7/2007	33,860
2000 San Fernando Road	4/2/2007	119,381
230 W. Avenue 26th	4/1/2007	67,800
420 Boyd Street	6/27/2007	30,808

Total		514,327

In addition, between July 1, 2006 and June 30, 2007, we acquired or placed in service additional parcels attached to current rental properties.

Properties	Date of Addition	Square Footage
Crown Commerce Center	1/26/2007	18,500
Center Village	3/27/2007	66,135
620 Gladys Avenue	4/13/2007	77,225

Total		161,860

Comparison of three months ended June 30, 2007 to three months ended June 30, 2006

The following table reflects our condensed consolidated and combined statements of operations for the three months ended June 30, 2007 and 2006 (unaudited):

	Three Months Ended June 30
	Meruelo Maddux Properties, Inc. 2007	The Predecessor 2006	Increase (Decrease)
Revenue:
Rental income	$5,562,345	$5,594,169	$(31,824)	-0.6%
Management fees	73,004	109,500	(36,496)	-33.3%
Interest income	986,052	1,346,679	(360,627)	-26.8%
Other income	67,467	29,941	37,526	125.3%

	6,688,868	7,080,289	(391,421)	-5.5%

Expenses:
Rental expenses	3,377,024	1,875,963	1,501,061	80.0%
Interest expense	2,508,662	8,163,723	(5,655,061)	-69.3%
Depreciation and amortization	1,931,859	1,263,945	667,914	52.8%
General and administrative	2,489,453	1,323,419	1,166,034	88.1%

	10,306,998	12,627,050	(2,320,052)	-18.4%

Operating loss	(3,618,130)	(5,546,761)	1,928,631	34.8%
Discontinued operations:
Gain on sale of real estate	—	1,328,755	(1,928,631)	-100.0%
Loss before income taxes	$(3,618,130)	$(4,218,006)	$(559,876)	-14.2%

Rental income. Rental income did not change significantly for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Rental income increased by $0.9 million attributable to operations at Washington Cold Storage, 2000 San Fernando Road, 788 South Alameda and the J Restaurant, which had no or limited operations in the prior period. This increase was offset by rental declines of $1.1 million at Pomona Village and Seventh Street Produce Market, which include the previously-discussed Rockwell Collins lease expiration at Pomona Village and rental income declines at the Seventh Street Produce Market that are related to health department actions.

Management fees. Management fees decreased by $0.04 million, or 33.3%, to $0.07 million for the three months ended June 30, 2007 compared to $0.11 million for the three months ended June 30, 2006. The decrease is due to the reduction in fees applicable to the Taylor Yards property. We reduced the fees due to the condemnation proceedings and the fact that developing activities ceased. (See Note 14).

Interest income. Interest income decreased by $0.4 million, or 26.8%, to $1.0 million for the three months ended June 30, 2007 compared to $1.3 million for the three months ended June 30, 2006. An increase of $0.8 million is attributable to interest income from investing the funds from our IPO offset by a decrease in the interest income from affiliate note receivable of $1.2 million. With the payoff of the CalPERS credit facility, we reduced the interest rate on the affiliate note receivable from 18.0% to 4.77% (See Note 14).

Other income. Other income which is primarily composed of leasing our space to businesses in the entertainment industry for filming increased by $0.04 million, or 125.3%, to $0.07 million for the three months ended June 30, 2007 compared to $0.03 million for the three months ended June 30, 2006. The increase is attributable to more filming contracts in the current period compared to the prior year.

Rental expenses. Rental expenses increased by $1.5 million, or 80.0%, to $3.4 million for the three months ended June 30, 2007 compared to $1.9 million for the three months ended June 30, 2006. Most of the increase is attributable to the operation of rental properties placed in service after June 30, 2006. Rental expenses at Seventh Street Produce Market increased by $0.3 million. In addition, we began accruing for estimated property tax contingencies resulting from our formation transactions.

Interest expense. Interest expense decreased by $5.7 million or 69.3% to $2.5 million for the three months ended June 30, 2007 compared to $8.2 million for the three months ended June 30, 2006. The decrease is due to the payoff of the CalPERS credit facility and other mortgage debt instruments from our IPO proceeds.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.6 million, or 52.8%, to $1.9 million for the three months ended June 30, 2007 compared to $1.3 million for the three months ended June 30, 2006. This increase is due to increased real estate values as a result of property acquisitions and the purchase of additional interests in the current portfolio in addition to a depreciation adjustment made to real estate values as a result of a land and building reallocation. These factors are partially offset by the cessation of amortization of loan costs associated with the CalPERS note.

General and administrative expenses. General and administrative expenses increased by $1.2 million, or 88.1%, to $2.5 million for the three months ended June 30, 2007 compared to $1.3 million for the three months ended June 30, 2006. The increase is primarily due to the addition of expenses associated with being a public company including but not limited to: additional staffing, directors fees and expenses, director and officer insurance, additional accounting and legal costs, stock-based compensation, investor relation fees and transfer agent costs.

Gain on sale of real estate. Gain on sale of real estate decreased by $1.3 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, due to the sale of Leonis Cold Storage to an unrelated third party in May 2006. There were no corresponding sales during the comparable period during 2007.

Comparison of six months ended June 30, 2007 to six months ended June 30, 2006

The following table reflects our condensed consolidated and combined statements of operations for the six months ended June 30, 2007 and 2006 (unaudited):

	Six Months Ended June 30,
	2007	The Predecessor 2006	Increase (Decrease)
Revenue:
Rental income	$11,305,641	$10,623,649	$681,992	6.4%
Management fees	131,720	210,200	(78,480)	-37.3%
Interest income	2,233,851	2,251,998	(18,147)	-0.8%
Other income	173,489	169,137	4,352	2.6%

	13,844,701	13,254,984	589,717	4.4%
Expenses:
Rental expenses	6,749,802	3,898,442	2,851,360	73.1%
Interest expense	6,131,543	13,303,894	(7,172,351)	-53.9%
Depreciation and amortization	3,362,934	2,361,323	1,001,611	42.4%
General and administrative	4,766,682	2,503,680	2,263,002	90.4%

	21,010,961	22,067,339	(1,056,378)	-4.8%

Operating Loss	(7,166,260)	(8,812,355)	1,646,095	18.7%
Discontinued operations:
Gain on sale of real estate	—	1,328,755	(1,328,755)	-100.0%

Loss before income taxes	$(7,166,260)	$(7,483,600)	$(317,340)	-4.2%

Rental income. Rental income increased by $0.7 million, or 6.4%, to $11.3 million for the six months ended June 30, 2007 compared to $10.6 million for the six months ended June 30, 2006. An increase of $1.6 million is attributable to rental operations at Washington Cold Storage and 788 S. Alameda which had limited or no operation in the prior year. We also had increased rental income from several small properties offset by rental declines at Pomona Village and Seventh Street Produce Market of $1.6 million, which include the previously-discussed Rockwell Collins lease expiration at Pomona Village and rental income declines at the Seventh Street Produce Market that are related to health department actions.

Management fees. Management fees decreased by $0.08 million, or 37.3%, to $0.13 million for the six months ended June 30, 2007 compared to $0.21 million for the six months ended June 30, 2006. The decrease is due to the reduction in fees applicable to the Taylor Yards property. We reduced management fees on June 30, 2006 due to the condemnation proceedings and the fact that developing activities ceased. (See Note 14).

Interest income. Interest income decreased by $0.02 million, or 0.8%, to $2.23 million for the six months ended June 30, 2007 compared to $2.25 million for the six months ended June 30, 2006. An increase of $1.74 million is attributable to interest income from investing the funds from our IPO offset by a decrease in the interest income from affiliate note receivable of $1.76 million. With the payoff of the CalPERS credit facility, we reduced the interest rate on the affiliate note receivable from 18.0% to 4.77% (See Note 14).

Other income. Other income which is primarily composed of leasing our space to businesses in the entertainment industry for filming did not significantly change for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Rental expenses. Rental expenses increased by $2.8 million, or 73.1%, to $6.7 million for the six months ended June 30, 2007 compared to $3.9 million for the six months ended June 30, 2006. Most of the increase is attributable to the operation of rental properties placed in service during 2006 or 2007 and which had limited or no operations during the six months ending June 30, 2006. Rental expenses at Seventh Street Produce Market increased by $0.5 million. In addition, we began accruing for estimated property tax contingencies resulting from our formation transactions.

Interest expense. Interest expense decreased by $7.2 million or 53.9% to $6.1 million for the six months ended June 30, 2007 compared to $13.3 million for the six months ended June 30, 2006. The decrease is due to the payoff of the CalPERS credit facility and other mortgage debt instruments from our IPO proceeds.

Depreciation and amortization expense. Depreciation and amortization expense increased by $1.0 million, or 42.4%, to $3.4 million for the six months ended June 30, 2007 compared to $2.4 million for the six months ended June 30, 2006. This increase is primarily due to increased real estate values as a result of property acquisitions and the purchase of additional interests in the current portfolio in addition to a depreciation adjustment made to real estate values as a result of a land and building reallocation. These factors are partially offset by the cessation of amortization of loan costs associated with the CalPERS note.

General and administrative expenses. General and administrative expenses increased by $2.3 million, or 90.4%, to $4.8 million for the six months ended June 30, 2007 compared to $2.5 million for the six months ended June 30, 2006. The increase is primarily due to the addition of expenses associated with being a public company including but not limited to: additional staffing, directors fees and expenses, director and officer insurance, additional accounting and legal costs, stock-based compensation, investor relation fees and transfer agent costs.

Gain on sale of real estate. Gain on sale of real estate decreased by $1.3 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, due to the sale of Leonis Cold Storage to an unrelated third party in May 2006. There were no corresponding sales during the comparable period during 2007.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of approximately $50.3 million. We expect that we will use before year end approximately $12-$20 million to acquire five projects anticipated to close during this year. We estimate that we will obtain loans to fund a portion of the cost to acquire these five projects with a loan to value ratio between 55% to 70%.

On April 2, 2007, we paid off $19.8 million in principal and accrued interest on a mortgage note. We postponed paying off this note to avoid a prepayment penalty. With the pay off of this note, we have successfully paid off all the debt targeted to be paid off in our registration statement.

The following table sets forth certain information with respect to the indebtedness that is outstanding as of June 30, 2007:

	Principal Balance	Weighted Average Interest Rate	Current Principal Due
Fixed rate mortgage debt	$142,541,849	7.24%	$22,559,447
Variable rate mortgage debt	135,415,919	8.37%	110,176,300

Total consolidated debt	$277,956,798	7.80%	$132,735,747

As of June 30, 2007, we have approximately $132.7 million in principal maturing within one year. We do not intend to reserve funds to retire this debt upon maturity. We will instead seek to refinance this debt at maturity. As of June 30, 2007, our weighted average interest rate is 7.80%.

At June 30, 2007, our notes payable secured by real estate represented 28.4% of our total market capitalization. On a go forward basis, our debt policy is to finance 60% to 70% of our total market capitalization. We define debt to total market capitalization as notes payable secured by real estate from the balance sheet divided by the sum of notes payable secured by real estate plus the market value of the shares outstanding.

Management believes that the company will have sufficient capital to satisfy our liquidity needs over the next 12 months. As we use cash and mortgage debt to purchase the five projects identified above, our interest income will decline and interest costs will increase. Once this occurs, we expect to sustain a somewhat greater negative cash flow from operating activities, totaling approximately $0.5 million per month. We intend to improve cash flow by providing more leased space, improving occupancy, and increasing rental rates.

We intend to fund our development and redevelopment projects primarily through construction financing. We are in discussions with various lenders to obtain various types of financing. Many of our properties are not encumbered with any debt. As of June 30, 2007, the book value of our unencumbered properties is $251.1 million, and we believe the fair market value of these properties to be significantly higher. These unencumbered assets provide a readily-available borrowing base to obtain loans.

During 2008, we will also need to fund the acquisition of five of our projects subject to purchase rights having an aggregate purchase price net of deposits of approximately $96.0 million. We intend to fund these projects by obtaining secured permanent financing once these projects are completed.

Contractual Obligations

During the first six months of 2007, there were no material changes in our contractual obligations outside the ordinary course of our business except for the following: we paid approximately $184.2 million to pay all principal and interest outstanding under the revolving credit facility in the principal amount provided to our predecessor business by CalPERS; $111.3 million to retire mortgage debt instruments secured by certain of the projects we acquired in our formation transactions; and $67.0 million ($29.7 million net of loan proceeds) to fund the cash portion of the purchase price for interests in ten of our projects.

Cash Flows

Comparison of six months ended June 30, 2007 to six months ended June 30, 2006

Cash and cash equivalents were $50.3 million as of June 30, 2007 and $1.2 million as of June 30, 2006.

Net cash used in operating activities decreased by $3.5 million to $5.8 million for the six months ended June 30, 2007 compared to $9.3 million for the six months ended June 30, 2006. The decrease is primarily due to lower interest costs paid, which is a direct result of our repayment of debt with the net proceeds of our IPO.

Net cash used in investing activities increased by $110.9 million to $144.2 million for the six months ended June 30, 2007 compared to $33.3 million for the six months ended June 30, 2006. As a result of the net proceeds received from our IPO, we repaid $32.6 million in deferred interest on the CalPERS credit facility and acquired additional real estate of $47.4 million over the prior year. In addition, we actively continued our planned construction of our development properties, which resulted in an increase of $32.7 million in costs over the prior year.

Net cash provided by financing activities increased by $163.6 million to $197.9 million for the six months ended June 30, 2007 compared to $34.3 million for the six months ended June 30, 2006. The increase is primarily attributable to the $455.5 million of proceeds received from our IPO partially offset by the repayment of the $150.0 million CalPERS credit facility, the net payments on notes payable secured by real estate of $64.7 million and offering costs and expenses related to our offering of $36.2 million.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet financing arrangements.

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

As of June 30, 2007, we had approximately $135.4 million in variable rate financing outstanding, which represented approximately 48.7% of total indebtedness. If interest rates were to increase or decrease by 100 basis points on our variable rate debt as of June 30, 2007, the combined changed would increase or decrease our annual cash flow by approximately $1.4 million.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of June 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various lawsuits, claims and other legal proceedings, including those identified below, none of which we currently believe are material. There have been no material changes to the legal proceedings disclosed in the section entitled “Legal Proceedings” in our Annual Report on Form 10-K dated December 31, 2006 and in our Quarterly Report on Form 10-Q dated March 31, 2007.

There are other lawsuits, claims and legal proceedings that arise in the ordinary course of our business, including tenant eviction proceedings and other tenant disputes, and personal injury matters. We intend to vigorously seek judicial enforcement of our rights in these proceedings as well.

Item 1A.	Risk Factors

Other than with respect to the risk factors below, we do not believe there have been any material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. The risk factors below have been updated since the filing of our annual report to provide information as of June 30, 2007.

We may be unable to generate sufficient revenue from operations to pay our operating expenses or execute our business plans.

Our predecessor business that operated our initial projects had cumulative net losses of approximately $10.0 million and $17.1 million for the years ended December 31, 2005 and 2006, respectively. As of June 30, 2007, we had a negative working capital balance of $106.0 million. In addition, our predecessor business operated at a net profit of only $0.6 million and $0.02 million for the years ended December 31, 2004 and 2003, respectively. In the near term, we expect negative cash flow of approximately $0.5 million per month. Accordingly, we are dependent on borrowing funds for any additional capital that we require for operating 27 rental projects, or funding development and redevelopment of our other 28 development projects or acquiring those of our projects that remain subject to acquisition rights and have not yet been purchased by us. Because of our limited working capital, we cannot assure you that we will be able to develop our portfolio or pay dividends. Any continued or future downturns in our operating results and financial performance, unanticipated capital improvements to our completed projects, or substantial increases in project design or redevelopment costs for our other projects, would harm our financial condition.

If we cannot obtain additional financing, we will not be able to purchase all of our acquisition projects and our growth will be limited.

We have used approximately $37.3 million of the net proceeds from our IPO to acquire interests in ten of our projects that are subject to pending purchase rights (including three purchase agreements entered into after our IPO). However, after we apply the net proceeds from our offering as we indicated in the prospectus for our IPO, we will not have sufficient cash to fund the approximately $142.9 million needed to acquire the interests in 8 of our projects that will still be subject to purchase rights. As a result, our ability to fund acquisitions, including of such remaining interests, development or other capital expenditures depends on the availability to us of additional debt or equity capital. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

We may be unable to renew leases or find other lessees, and a majority of our portfolio’s annualized base rents are set to expire before the end of 2007.

We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. As of June 30, 2007, leases representing approximately 27.6% of the square footage of our owned projects are month-to-month leases, and an additional approximately 28.4% of the square footage of our owned projects was available for lease. In addition, leases constituting a majority of the annualized base rent from our owned projects are scheduled to expire before the end of 2007. Leases scheduled to expire before the end of 2007 and existing month-to-month leases, when taken together, constitute approximately 58.3% of our owned portfolio’s annualized base rent, or approximately $13.5 million. If we were unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the then current rates, our business may be harmed. Additionally, we may incur significant costs to renew expiring leases or lease vacant space. Any of these factors could cause a decline in our lease revenues, which could harm our profitability.

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

As of June 30, 2007, our operating partnership had used an aggregate of approximately $369.9 million of the proceeds of our IPO, including proceeds from the over-allotment option exercise on February 14, 2007, as follows:

•	approximately $184.2 million to pay all principal and interest outstanding under the revolving credit facility in the principal amount provided to our predecessor business by CalPERS;

•	approximately $111.3 million to retire mortgage debt instruments secured by certain of the projects we acquired in our formation transactions;

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

•	approximately $4.6 million to retire a note held by Mr. Meruelo who had advanced funds to our predecessor business for development activities;

•	approximately $67.0 million ($37.3 million net of loan proceeds) to fund the cash portion of the purchase price for interests in ten of our projects; and

•	approximately $29.7 million for working capital purposes, including funding the costs of redeveloping our portfolio.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2007

Meruelo Maddux Properties, Inc.

By:	/s/ Fred Skaggs
Fred Skaggs
Chief Financial Officer
(principal financial and chief accounting officer)