Form 10-Q
period 2007-09-30
Meruelo Maddux Properties, Inc.
filed 2007-11-14
CIK 1375083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of the registrant’s common stock outstanding as of November 13, 2007 was 85,847,700 ($.01 par value).

MERUELO MADDUX PROPERTIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Item No.		Form 10-Q Report Page
PART I	FINANCIAL INFORMATION

1.	Consolidated and Combined Financial Statements

	Unaudited Condensed Consolidated Balance Sheet of the Company as of September 30, 2007 and Condensed Combined Balance Sheet of Meruelo Maddux Properties (the Predecessor) as of December 31, 2006	1

	Unaudited Condensed Consolidated Statement of Operations of the Company for the Period from January 30, 2007 through September 30, 2007 and Unaudited Condensed Combined Statement of Operations of Meruelo Maddux Properties (the Predecessor) for the Period from January 1, 2007 through January 29, 2007 and for the Nine Months Ended September 30, 2006	2

	Unaudited Condensed Consolidated Statement of Cash Flows of the Company for the Period from January 30, 2007 through September 30, 2007 and Unaudited Condensed Combined Statements of Cash Flows of Meruelo Maddux Properties (the Predecessor) for the Period from January 1, 2007 through January 29, 2007 and for the Nine Months Ended September 30, 2006	3

	Notes to Unaudited Condensed Consolidated and Combined Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

3.	Quantitative and Qualitative Disclosure About Market Risk	24

4T.	Controls and Procedures	25

PART II	OTHER INFORMATION

1.	Legal Proceedings	26

1A.	Risk Factors	26

2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

3.	Defaults Upon Senior Securities	27

4.	Submission of Matters to a Vote of Security Holders	27

5.	Other Information	27

6.	Exhibits	27

	SIGNATURES

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except for share data)

	Meruelo Maddux Properties, Inc.	The Predecessor
	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$11,175	$2,381
Restricted cash	7,432	2,327
Accounts receivable	2,256	2,103
Rental properties, net	305,260	216,972
Real estate held for development	437,646	277,837
Other assets, net	4,045	6,437
TOTAL ASSETS	$767,814	$508,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$4,905	$7,081
Accrued expenses and other liabilities	17,790	49,163
Due to affiliates, net	-	4,227
Notes payable secured by real estate	294,594	342,643
Note payable to CalPERS	-	150,000
Deferred taxes, net	39,560	-
TOTAL LIABILITIES	$356,849	$553,114

Commitments and contingencies	–	–

Common stock, $.01 par value, 200,000,000 shares authorized, 85,844,900 shares issued and outstanding as of September 30, 2007	858	4
Additional paid in capital	441,953	11,663
Affiliate notes receivable	(22,614)	(24,673)
Retained earnings (deficit)	(9,232)	(32,051)
Total stockholders' equity (deficit)	410,965	(45,057)
Total liabilities and stockholders' equity	$767,814	$508,057

See accompanying notes to the condensed consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Meruelo Maddux Properties, Inc.	The Predecessor	Meruelo Maddux Properties, Inc.	The Predecessor		The Predecessor
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Period January 30, 2007 through September 30, 2007	Period January 1, 2007 through January 29, 2007	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenue
Rental income	$5,980	$5,461	$15,328	$1,957	$17,285	$16,085
Management fees	68	38	188	12	200	248
Interest income	523	693	2,552	205	2,757	2,945
Other income	80	226	226	28	254	395
Total Revenue	6,651	6,418	18,294	2,202	20,496	19,673

Expenses
Rental expenses	3,776	2,482	9,527	999	10,526	6,380
Interest expense	2,667	4,555	6,839	2,205	9,044	18,394
Depreciation and amortization	1,557	1,037	4,301	374	4,675	2,864
General and administrative	2,721	1,495	6,859	628	7,487	3,999
Total Expenses	10,721	9,569	27,526	4,206	31,732	31,637

Operating loss	(4,070)	(3,151)	(9,232)	(2,004)	(11,236)	(11,964)
Discontinued operations:
Gain on sale of real estate	-	-	-	-	-	1,329
Loss before income taxes	(4,070)	(3,151)	(9,232)	(2,004)	(11,236)	(10,635)
Provision (benefit) for income taxes	-	-	-	-	-	-
Net loss	$(4,070)	$(3,151)	$(9,232)	$(2,004)	$(11,236)	$(10,635)
Basic and diluted loss per share	(0.05)	N/A	(0.11)	N/A	(0.13)	N/A
Weighted average common shares outstanding - basic and diluted	85,840,448	N/A	85,459,086	N/A	85,459,086	N/A

See accompanying notes to the condensed consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC., AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Meruelo Maddux Properties, Inc	The Predecessor		The Predecessor
	Period January 30, 2007	Period January 1, 2007	Nine Months Ended	Nine Months Ended
	Thru September 30, 2007	Thru January 29, 2007	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Net loss	$(9,232)	$(2,004)	$(11,236)	$(10,635)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	–	–	–	(1,329)
Depreciation and amortization	4,301	374	4,675	2,864
Stock-based compensation expense	1,339	–	1,339	–
Interest income on affiliate notes receivable	(454)	(205)	(659)	(2,945)
Amortization of deferred loan costs	257	75	332	811
Excess tax benefit from stock-based compensation	(549)	–	(549)	–
Changes in operating assets and liabilities:
Accounts receivable	(1,020)	167	(853)	(1,085)
Other assets	(492)	126	(366)	(191)
Accounts payable	(2,875)	1,398	(1,477)	656
Accrued expenses and other liabilities	2,380	295	2,675	1,162
Net cash (used in) provided by operating activities	(6,345)	226	(6,119)	(10,692)

Cash flows from investing activities:
Acquisition of real estate	(101,607)	(1,875)	(103,482)	(22,894)
Expenditures for improvements to real estate	(57,018)	(1,576)	(58,594)	(10,970)
Investment in (repayment of) affiliate notes receivable	342	(376)	(34)	(3,962)
Proceeds from sale of real estate	–	–	–	5,476
Payment of deferred interest on notes payable to CalPERS	(32,635)	–	(32,635)	–
Change in restricted cash	(5,385)	280	(5,105)	(1,835)
Net cash used in investing activities	(196,303)	(3,547)	(199,850)	(34,185)

Cash flows from financing activities:
Proceeds from equity offering	455,500	–	455,500	–
Payment of offering costs	(35,965)	(273)	(36,238)	–
Distribution to Predecessor	(2,772)	–	(2,772)	–
Proceeds from (payments of) amounts due to affiliates	(5,517)	1,290	(4,227)	3,517
Proceeds from notes payable	93,043	910	93,953	77,575
Principal payments on notes payable	(142,002)	–	(142,002)	(42,450)
Repayment of CalPERS note payable	(150,000)	–	(150,000)	–
Excess tax benefit from stock-based compensation	549	–	549	–
Net cash provided by financing activities	212,836	1,927	214,763	38,642
Net increase (decrease) in cash and cash equivalents	10,188	(1,394)	8,794	(6,235)
Cash and cash equivalents at beginning of period	987	2,381	2,381	9,495
Cash and cash equivalents at end of period	$11,175	$987	$11,175	$3,260

Supplemental disclosure of non-cash investing and financing activities:
Accrual for real estate improvements and purchases included in real estate held for development	$5,225	$40,619	$5,225	$30,670
Fair market value of rental properties acquired from minority interests of predecessor	(26,652)	–	(26,652)	–
Fair market value of real estate held for development acquired from minority interests of predecessor	(62,716)	–	(62,716)	–
Accounts receivable from minority interests of predecessor included in additional paid in capital	700	–	700	–
Unamortized predecessor loan costs included in additional paid in capital	2,425	–	2,425	–
Recognition of deferred revenue related to affiliate note receivable	2,752	–	2,752	–
Deferred tax adjustment related to rental properties	5,811	–	5,811	–
Deferred tax adjustment related to real estate held for development	(8,804)	–	(8,804)	–

See accompanying notes to the consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2007

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

We began substantial operations on January 30, 2007, when we completed our initial public offering (our “IPO”) and concurrently consummated certain other transactions that we refer to as our “formation transactions.” The formation transactions and IPO were designed to (i) allow us to acquire and continue the operations of our predecessor business, (ii) pay down existing mortgage debt, (iii) payoff a mezzanine loan facility from the State of California Public Employees’ Retirement System, or CalPERS, (iv) provide capital for future acquisitions, (v) fund future development costs, and (vi) establish a capital reserve for general corporate purposes.

On January 30, 2007, we consummated our IPO and sold to the public 40,000,000 shares of our common stock at $10.00 per share. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock at $10.00 per share. Including the shares issued in the over-allotment option, we raised approximately $425.7 million in proceeds in our IPO, after the underwriting discount but before expenses related to the IPO. Our company’s operations are predominantly carried on through, and its assets are owned though, Meruelo Maddux Properties, L.P., which we refer to as our operating partnership. As of September 30, 2007, we held a 99.6% interest in our operating partnership. We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”), and refer to our structure as an Up-C structure, which is similar to the umbrella partnership real estate investment trust, or UPREIT, structure used by many real estate investment trusts, or REITs. As of September 30, 2007, the total number of shares of our common stock outstanding was 85,844,900.

As of September 30, 2007, we own, lease with rights to purchase and have rights to acquire interests in 27 rental properties and 29 properties held for real estate development. Most of our projects are located in or around the downtown area of Los Angeles, and all of our projects are in Southern California.

We focus on properties that have alternate, more profitable uses achievable through major renovation, redevelopment or development. Our projects are predominantly located in a densely urban, multi-ethnic environment and involve numerous local entitlement, property assemblage and physical challenges.

We are committed to responsible property investing that has economic, environmental and social benefits. Our development activities include urban infill projects that are expected to meet the demands of urban communities and that utilize or upgrade existing infrastructure instead of creating new infrastructure. Many of our projects will locate businesses, customers and employees close to each other and close to existing public transit systems.

As of September 30, 2007 through our operating partnership, we have 100% ownership interest in the executory purchase agreements of each of our projects. Prior to our IPO, the predecessor business owned substantially 100% of the combined interests in these entities through limited liability companies and S-corporations. For further information, refer to the Combined Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of Meruelo Maddux Properties, Inc. are presented on a consolidated basis and include all of the accounts of our company, our operating partnership and the subsidiaries of our Operating Partnership, all of which we control. The exchange of entities or interests held by Richard Meruelo in our formation transactions was accounted for as a reorganization of entities under common control and, accordingly, related assets and liabilities were reflected at their historical cost basis. The acquisition of the interests held by John Charles Maddux in our formation transactions was accounted for as a purchase and, accordingly, the related assets and liabilities were reflected at their fair market value. Our predecessor business was a combination of entities whose controlling interest was owned by Richard Meruelo and non-controlling interest is owned by John Charles Maddux. The accompanying combined financial statements represent the historical financial statements of our predecessor. All significant intercompany balances and transactions have been eliminated in the consolidated or combined financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

Restricted Cash

Restricted cash consists of interest reserves and tax impounds required under the related loan agreements.

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

Real Estate Held for Development

Real estate held for development includes land and buildings (at cost) we intend to or have begun developing. Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with the development are also capitalized in the period in which they are incurred. Once the real estate project is completed, the costs capitalized to construction in progress and the land and building costs associated with the completed project are transferred to rental properties on the consolidated balance sheet as the historical cost of the project.

Impairment of Long-Lived Assets

Management assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based on such periodic assessments, no indications of impairment were identified as of September 30, 2007 or December 31, 2006.

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

Lease termination fees are recorded when the related leases are canceled and the company has no continuing obligation to provide services to such former tenants. Lease termination fees are included in rental revenues and were not material for the three and nine months ended September 30, 2007 and 2006.

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

Earnings (loss) per Share

Basic earnings (loss) per share is calculated based on the weighted average number of shares outstanding during the period. The computation of dilutive earnings (loss) per share includes the effect of the vesting of unvested restrictive stock and long-term incentive plan units (“LTIP units”) that have been granted, all calculated using the treasury stock method. The effect of the vesting of unvested restricted stock and LTIP units that have been granted is not dilutive for the period from January 30 through September 30, 2007.

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

Segment Disclosure

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Our company currently operates in one business segment: the acquisition, development, ownership, and management of commercial real estate (whether office, commercial, or residential). Additionally, our company operates in one geographic area: California.

The products and services offered include rental of office, commercial, and residential space to tenants, parking and other tenant services.

Recently Issued Accounting Literature

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements at September 30, 2007.

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

3. ACQUISITION OF MINORITY INTERESTS

In connection with the IPO formation transactions, the company acquired the non-controlling minority interests in the predecessor owned by John Charles Maddux. The acquisition cost, net of cash acquired of such minority interests, was approximately $51.4 million and was accounted for as a purchase in accordance with SFAS 141. The following summarizes the allocation of estimated fair values at the date of acquisition which reflects adjustments recorded to the allocation between land and building and improvements, and is considered preliminary due to the on-going analysis of the tax basis of certain assets acquired and liabilities assumed (in thousands).

Land	$84,664
Building and improvements	4,704
Accounts receivable and other assets	509
Accounts payable	(1,256)
Accrued expenses and other liabilities	(534)
Deferred tax liabilities	(36,640)
Net acquisition cost	$51,447

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4. RENTAL PROPERTIES

Rental properties consist of the following:

	September 30, 2007 (unaudited)	December 31, 2006
Rental properties	(in thousands)
Land	$189,919	$92,406
Building and improvements	133,455	138,725
	323,374	231,131
Less: Accumulated depreciation	(18,114)	(14,159)
	$305,260	$216,972

We have 27 rental properties as of September 30, 2007, and 24 as of December 31, 2006, with each located in Southern California. Depreciation expense on buildings and building improvements was approximately $1.2 million and $0.8 million for the three months ended September 30, 2007 and 2006, respectively. Depreciation expense on buildings and building improvements was approximately $4.0 million and $2.4 million for the nine months ended September 30, 2007 and 2006, respectively.

5. REAL ESTATE HELD FOR DEVELOPMENT

Real estate held for development consists of the following:

	September 30, 2007 (unaudited)	December 31, 2006
Real estate held for development	(in thousands)
Land	$279,818	$171,158
Building and improvements	14,560	16,761
Construction in process	143,268	89,198
	$467,646	$277,837

As of September 30, 2007 and December 31, 2006, we owned 29 and 30 properties held for real estate development respectively, and construction in process includes costs related to ongoing build-to-suit construction agreements and other acquisition deposits totaling $12.7 million and $10.1 million, respectively, (See Note 13). Interest capitalized for the three months ended September 30, 2007 and 2006 was approximately $3.4 million and $7.9 million, respectively. Interest capitalized for the nine months ended September 30, 2007 and 2006 was approximately $11.9 million and $23.8 million, respectively.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

6. OTHER ASSETS

Other assets consist of the following:

	September 30, 2007 (unaudited)	December 31, 2006
Other assets	(in thousands)
Deferred loan costs	$1,536	$5,420
Intangible assets – in-place leases	1,209	1,209
Machinery and equipment	1,995	1,637
Deposits and prepaid expenses	1,689	1,216
Other	279	310
	6,708	9,792
Accumulated amortization and depreciation	(2,663)	(3,355)
	$4,045	$6,437

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2007 (unaudited)	December 31, 2006
Accrued expenses and other liabilities	(in thousands)
Accrued interest – CalPERS note	$—	$31,565
Deferred revenue – Taylor Yards	8,400	11,152
Accrued interest – mortgage debt	2,093	1,962
Tenant security deposits	1,900	1,854
Accrued property taxes	2,605	1,348
Other	2,792	1,282
	$17,790	$49,163

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8. NOTES PAYABLE SECURED BY REAL ESTATE
Fixed rate mortgage notes consist of the following (in thousands):

PROJECT NAME	Interest Rate	Maturity Date	Balance	Balance
			9/30/2007	12/31/2006
Seventh Street Produce Market/Alameda Square	6.75%	November 30, 2008	$50,805	$51,829
Meruelo Wall Street	6.25%	July 5, 2008	20,824	21,122
2000 San Fernando Road	7.63%	April 1, 2012	13,504	-
Crown Commerce Center	7.48%	September 5, 2011	10,359	10,458
Seventh Street Produce Market/Alameda Square	8.00%	October 31, 2007 (2)	10,000	10,000
Washington Cold Storage	6.93%	April 13, 2016	9,745	9,859
1800 E. Washington Blvd. (3)	7.49%	October 1, 2017	9,100	-
2131 Humboldt Street	6.50%	January 1, 2011	7,000	7,000
420 Boyd Street	7.49%	June 15, 2012	5,950	-
Santa Fe Plaza	7.49%	October 1, 2017	3,170	-
1500 Griffith Avenue	7.00%	January 24, 2013	3,000	3,000
905 E. 8th Street	6.95%	January 15, 2009 (4)	1,950	1,950
500 Mateo Street	7.00%	March 1, 2016	685	804
1800 E. Washington Blvd. (3)	12.00%	October 27, 2007	-	8,250
South Park Towers(1)	18.00%	September 30, 2007	-	18,550
Meruelo Wall Street(1)	12.00%	January 13, 2007	-	3,782
Transamerica Lofts(1)	9.00%	February 25, 2015	-	697
Musica Latina(1)	9.77%	November 1, 2008	-	650
Transamerica Lofts(1)	8.00%	April 1, 2008	-	312
Seventh Street Produce Market/Alameda Square(1)	9.261%	December 15, 2007	-	13
Seventh Street Produce Market/Alameda Square(1)	9.159%	September 15, 2007	-	9
Seventh Street Produce Market/Alameda Square(1)	9.94%	May 8, 2007	-	9
Total Fixed Rate Mortgage Notes			$146,092	$148,294

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8. NOTES PAYABLE SECURED BY REAL ESTATE (continued)
Variable rate mortgage notes consist of the following (in thousands):

PROJECT NAME	Interest Rate	Maturity Date	Balance	Balance
			9/30/2007	12/31/2006
South Park Towers	Prime	November 14, 2007 (5)	$25,000	$25,000
Union Lofts Mini Permanent Loan	1 month LIBOR plus 1.65%	March 1, 2009 (6)	22,380	13,871
Sky Arc	Prime plus .75%	October 1, 2007 (7)	19,000	19,000
Ullman Tower One	Prime	November 1, 2007 (8)	11,265	10,583
Southern California Institute of Architecture	Prime plus .25%	August 1, 2011	10,218	10,271
Barstow Produce Center Construction Loan	Prime plus .50%	December 14, 2007 (9)	8,845	4,377
1875 W. Mission Blvd.	6-Month Libor plus 6.25%	March 29, 2024	8,722	-
Center Village	Prime plus 1.0%	October 1, 2008	7,000	7,000
Ullman Tower Two	Prime	May 1, 2008 (10)	6,397	6,388
Barstow Produce Center Construction Loan	Prime plus 1.0%	December 14, 2007 (9)	5,819	-
1919 Vineburn Avenue	Prime plus 1.0%	July 1, 2008	5,500	5,500
Olive Street Towers	Prime	March 1, 2008 (11)	5,340	5,218
620 Gladys Avenue	Prime	April 1, 2008	5,051	-
801 E. 7th Street	Prime	March 1, 2008	4,400	-
3rd & Omar	Prime plus .25%	August 15, 2010	2,605	2,619
2415 Washington Blvd.	Prime	January 15, 2008	960	-
788 S. Alameda Square(1)	Prime plus .50%	March 26, 2007	-	6,030
Meruelo Chinatown Village(1)	Prime plus 1.0%	April 14, 2007	-	5,000
San Fernando Court(1)	Prime plus .50%	November 30, 2007	-	4,016
1211 E. Washington Blvd(1)	Prime plus .50%	May 1, 2015	-	3,863
1500 Griffith Avenue(1)	Prime plus .25%	March 1, 2007	-	3,347
South Park Towers(1)	Prime plus .25%	March 1, 2007	-	3,107
1000 E. Cesar Chavez(1)	Prime plus .25%	March 1, 2007	-	2,475
230 W. Avenue 26th(1)	Prime plus .25%	April 1, 2007	-	2,255
Citrus Gardens(1)	Prime plus .25%	August 1, 2007	-	2,163
4th Street Center(1)	Prime plus 1.0%	February 22, 2007	-	2,000
Seventh Street Produce Market/Alameda Square(1)	Prime plus 1.0%	October 12, 2011	-	1,894
Vignes Village(1)	Prime plus .25%	March 15, 2007	-	1,828
2131 Humboldt Street(1)	Prime plus .25%	April 15, 2007	-	1,815
5707 S. Alameda(1)	Prime plus .25%	April 1, 2007	-	1,804
1211 E. Washington Blvd. (1)	Prime plus .50%	July 1, 2015	-	1,659
2131 Humboldt Street(1)	Prime plus .25%	February 1, 2007	-	1,236
4th Street Center(1)	Prime plus .25%	November 1, 2007	-	1,102
500 Mateo Street(1)	Prime plus 1.0%	June 23, 2007	-	1,000
Ceres Street Produce Center(1)	Prime plus .25%	February 15, 2007	-	947
2131 Humboldt Street(1)	Prime plus .25%	March 1, 2007	-	914
American Apartments(1)	Prime plus 2.0%	September 10, 2007	-	855
620 Gladys Avenue(1)	Prime plus .25%	April 1, 2007	-	842
American Apartments(1)	Prime plus 1.0%	December 1, 2008	-	833
Covina Village(1)	Prime plus .50%	June 28, 2008	-	786
American Apartments(1)	Prime plus 1.50%	August 1, 2007	-	690
620 Gladys Avenue(1)	Prime plus .25%	March 16, 2007	-	639
230 W. Avenue 26th(1)	Prime plus .25%	February 15, 2007	-	461
1000 E. Cesar Chavez(1)	Prime plus .25%	September 15, 2011	-	325
1000 E. Cesar Chavez(1)	Prime plus .25%	March 1, 2007	-	248
Pomona Village and Pomona Retail(1)	Prime plus 1.0%	April 1, 2007	-	14,063
717 W. 9th Street(1)	Prime plus 1.0%	March 20, 2007	-	9,325
Desmond Building(1)	Prime plus 1.0%	May 1, 2007	-	7,000
Total Variable Rate Mortgage Notes			$148,502	$194,349

GRAND TOTAL			$294,594	$342,643

(1)	Note repaid with the net proceeds of our IPO.
(2)	Lender extended the maturity date from October 31, 2007 to November 30, 2008 upon our request.
(3)	We obtained a new loan to repay the debt previously encumbering this property.
(4)	Lender extended the maturity date from September 15, 2007 to January 15, 2009 and implemented a new interest rate of 7.5%.
(5)	Lender extended the maturity date from November 14, 2007 to December 14, 2007 upon our request.
(6)	Lender extended the maturity date from March 1, 2008 to March 1, 2009 upon our request.
(7)	Lender extended the maturity date from October 1, 2007 to April 1, 2008 upon our request.
(8)	Lender extended the maturity date from November 1, 2007 to February 1, 2008 and implemented a new interest rate of 1 month LIBOR plus 2.75%.
(9)
A mini permanent loan was pre-approved when we obtained the original loan. Upon expiration of the current construction loan, it will take the place of the current debt.  The mini permanent loan has a maturity date of two years.

(10)	Lender extended the maturity date from August 1, 2007 to May 1, 2008 upon our request.
(11)	Lender extended the maturity date from September 1, 2007 to March 1, 2008 upon our request.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of September 30, 2007, the six-month LIBOR was 5.42%, the one-month LIBOR was 5.48% and the Prime rate was 7.75%. As of December 31, 2006, the three-month LIBOR was 5.23% and the Prime rate was 8.25%. The weighted average interest rate of our debt was 7.77% and 11.51% at September 30, 2007 and December 31, 2006, respectively.

At September 30, 2007 and December 31, 2006, the carrying value of the real estate securing the fixed and variable rate mortgages was approximately $492.5 million and $472.4 million, respectively.

Several of the mortgage notes for properties held for development have an interest reserve with the respective lender. These reserves generally cover the estimated interest carrying costs during the mortgage term. As interest accrues it is added to the note balance up to the amount of the interest reserve. At September 30, 2007 and December 31, 2006, there was approximately $0.7 million and $7.1 million, respectively, in the various interest reserve accounts.

Thirteen of our mortgage notes are coming due within one year. For these maturing notes, we are actively engaged in extending, refinancing or seeking construction financing.

9. NOTES PAYABLE TO CalPERS

On February 11, 2005, our predecessor business entered into an agreement with the State of California Public Employees’ Retirement System (CalPERS) and obtained a mezzanine loan facility in the original principal amount of $150.0 million to acquire and develop Southern California real estate.

The interest rate was 18%. The facility required monthly interest-only payments at a fixed 6.5% pay rate. The remaining 11.5% fixed interest was deferred until the maturity date of the loan facility. At December 31, 2006, we had drawn $150.0 million from the CalPERS facility. The term of the loan was five years (maturing in February 2010), with two options to extend for one year each at the election of our predecessor business.

At December 31, 2006, our predecessor business owed CalPERS approximately $181.6 million in principal and accrued interest. During 2006, we made interest payments to CalPERS of approximately $9.9 million. On January 30, 2007 in connection with our IPO, we paid all outstanding principal and accrued interest of approximately $184.2 million under the revolving CalPERS credit facility.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10. LOSS PER SHARE

The following is a summary of the elements used in calculating basic and diluted loss per share (in thousands except for share data):

	For the Three Months Ended September 30, 2007	Period January 30, 2007 to September 30, 2007
Net loss attributable to common shares	$(4,070)	$(9,232)
Weighted average common shares outstanding - basic	85,840,448	85,459,086
Net loss per share - basic and diluted	$(0.05)	$(0.11)

For the three months ended September 30, 2007 and the period January 30, 2007 through September 30, 2007, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

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

Restricted Stock

On January 30, 2007, pursuant to our equity incentive plan, the Company awarded 314,436 shares of restricted stock to non-executive employees. An additional 81,000 shares of restricted stock were issued subsequently through September 30, 2007. Restricted stock issued to non-executive employees vests one-third on each of the first, second and third anniversary dates of the grant. Also on January 30, 2007, 10,000 shares of restricted stock were issued to non-employee directors, which vest one-half on each of the first and second anniversary dates of the grant. During the period from January 30, 2007 through September 30, 2007, 38,700 shares of non-executive employee restricted stock were forfeited.

As of September 30, 2007, there was approximately $2.9 million of total unrecognized compensation cost related to the non-vested portion of restricted stock under the equity incentive plan, of which approximately $0.6 million relates to non-executive employees at development properties and is capitalized over the vesting term. The cost is expected to be recognized over a weighted average period of 2.4 years. The fair value of restricted shares outstanding as of September 30, 2007 was approximately $3.7 million.

Restricted Stock	Number of Restricted Stock Shares	Weighted Average Issuance Date Fair Value
Outstanding at January 1, 2007	—	—
Issued	405,436	$10.17
Forfeited	(38,700)	(10.25)
Outstanding at September 30, 2007	366,736	$10.16

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

During the period from January 30, 2007 through September 30, 2007, compensation expense related to LTIPs was approximately $0.6 million. The compensation expense recognized during the three months ended September 30, 2007 was approximately $0.2 million. As of September 30, 2007, there was approximately $2.0 million of total unrecognized compensation cost related to the LTIP units under the equity incentive plan.

LTIP Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	—	—
Granted	327,825	$7.71
Vested	—	—
Outstanding at September 30, 2007	327,825	$7.71

12. INCOME TAXES

All operations are carried on through the operating partnership and its subsidiaries. The operating partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the operating partnership allocated to us in accordance with the operating partnership’s Agreement of Limited Partnership. As of September 30, 2007, we held a 99.6% capital interest in the operating partnership. For the three months ended September 30, 2007 and the period from January 30, 2007 through September 30, 2007, we were allocated 100% of the losses from the operating partnership for financial reporting purposes.

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes, as measured by applying the currently enacted tax laws.

During the period from January 30, 2007 through September 30, 2007, the Company’s pre-tax loss generated a deferred tax asset of approximately $3.8 million resulting from the net operating loss carryforward (NOL). SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Realization of the deferred tax asset is dependent on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. As realization is not assured, management established a valuation allowance for the full amount of the NOL and no income tax benefit or expense was reported for the period from January 30, 2007 through September 30, 2007.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES (THE PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES

We have an ongoing build-to-suit construction agreement with Dynamic Builders that allows us to identify a property for development and Dynamic Builders will acquire the property and construct the improvements according to our specifications. The purchase prices upon completion of these projects vary according to construction costs. As of September 30, 2007 and December 31, 2006, our aggregate purchase prices upon project completion with Dynamic Builders totaled approximately $85.4 million and $120.9 million, respectively, of which $8.7 million and $6.0 million, respectively, had been paid in deposits and included in real estate held for development. We intend to close on the remaining contracts when such projects are completed, which is expected to occur within the next year.

As of September 30, 2007 and December 31, 2006, we had other purchase contracts or agreements to acquire real estate development properties from third parties with aggregate contract prices of $20.7 million and $61.5 million, respectively.

As of December 31, 2006, we had two purchase contracts with the parents of Richard Meruelo to acquire land for $20.0 million and $17.0 million in Pomona and Los Angeles, California, respectively.  As of September 30, 2007, the acquisition for the Los Angeles project for $17.0 million had not been completed, but a deposit of $.25 million has been made and we have acquired a 12.5% interest in the seller entity which may reduce the remaining amounts to be paid.

On July 27, 2007, we completed the acquisition of the property located at 1875 West Mission Boulevard located in Pomona, California, from the parents of Richard Meruelo. The purchase price for the property was $20.0 million. We purchased the property subject to a variable rate mortgage of $8.7 million. The mortgage bears an interest rate of 6-month LIBOR plus 6.25% and matures in April 2009. As there are no prepayment penalties, we are planning to refinance the mortgage in the near term. We funded the remainder of the purchase ($11.3 million) in cash from the net proceeds of our IPO.

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

14. RELATED-PARTY TRANSACTIONS

As of September 30, 2007, we did not owe Richard Meruelo or entities affiliated with him any funds. As of December 31, 2006, we owed Richard Meruelo or entities affiliated with him approximately $4.5 million related to net advances received for operational and development activities. These amounts have been included in the consolidated balance sheet under due to affiliates, net. As of September 30, 2007 and December 31, 2006, our company was contingently owed approximately $22.6 million and $24.7 million respectively pursuant to an affiliates note receivable pursuant to an arrangement with two of our affiliates indirectly owned by Messrs. Richard Meruelo and John Charles Maddux. As discussed in greater detail below, this arrangement does not involve any borrowing by the two affiliates from us. Rather, the arrangement is akin to an “earnout,” pursuant to which we may issue common stock to the affiliates.

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

The note receivable originally carried the same interest rate, repayment terms and maturity date as the CalPERS credit facility (See Note 9). The net proceeds from our IPO were used to pay off the CalPERS credit facility on January 30, 2007, including amounts drawn in connection with the note receivable. In connection with the CalPERS pay off, we reduced the interest rate on the note receivable to 4.77%. As of September 30, 2007 and December 31, 2006, the note receivable from affiliates has been included as a reduction of owners’ equity (deficit) in the combined or consolidated balance sheets.

Following our IPO, we continue to provide legal services to the Taylor Yards entity under a new services agreement with the Taylor Yards entity effective as of January 30, 2007. Fees generated under the new agreement for the period January 30, 2007 thru September 30, 2007 totaled $28,000. Fees generated during the three months ended September 30, 2007 was $10,500. Any other services provided to Richard Meruelo or entities affiliated with him are billed directly to Mr. Meruelo and included in management fees in the consolidated statements of operations.

We provide property management, leasing and development services to properties that are owned by a related party, namely Homero and Belinda Meruelo, the parents of Richard Meruelo. Management fees generated for the nine months ended September 30, 2007 and September 30, 2006 totaled $0.1 million and $0.1 million respectively.

Because of the nature and extent of transactions with affiliates, the accompanying consolidated financial statements may or may not be indicative of the condition that would have existed or the results of operations that would have occurred if our predecessor business had operated without such affiliates.

15. SUBSEQUENT EVENTS

On November 6, 2007, we signed a lease agreement with one of our largest tenants to extend their lease for seven years at a rental rate of $2.8 million per year (3.0% annual base rent increases), which is an increase of $1.5 million per year over the rental rate of their previous lease.  The lease is effective as of November 1, 2007 and has an option to extend, exercisable at the option of the tenant for an additional five years.

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

Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

•	our business and investment strategy;

•	our projected results of operations;

•	completion of any pending acquisitions, including our successful acquisition of properties subject to build-to-suit contracts, executory purchase contracts in litigation or purchase options;

•	our ability to use the proceeds of our offering effectively and manage our anticipated growth;

•	our proposed development and redevelopment of our projects and our uses of projects after such development or redevelopment;

•	our ability to obtain land use entitlements;

•	our ability to obtain future financing arrangements;

•	our statements relating to future dividends;

•	our understanding of our competition and our ability to compete effectively;

•	market and industry trends in the United States, primarily Southern California;

•	projected capital and operating expenditures (including projected redevelopment costs);

•	state of the real estate industry, particularly with respect to commercial, residential and mixed-use projects;

•	availability and creditworthiness of current and prospective tenants;

•	interest rates; and

•	lease rates and terms.

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

Company Profile

We are a self-managed, full-service real estate company that develops, redevelops and owns commercial and residential properties located in downtown Los Angeles and other densely populated urban areas in California that are undergoing demographic or economic changes. As of September 30, 2007, we own, lease with rights to purchase and have rights to acquire interests in 56 projects.

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

On January 30, 2007, we consummated our initial public offering (our “IPO”) and sold to the public 40,000,000 shares of our common stock. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock, and we also issued 275,207 shares to affiliates of Messrs. Meruelo and Maddux that we had a contingent obligation to issue (we have a remaining obligation to issue up to 2,261,388 shares). As of September 30, 2007, we had 85,844,900 shares of common stock outstanding. Including proceeds from issuance of shares pursuant to the over-allotment option, we raised approximately $425.7 million in net proceeds in our IPO, after the underwriting discount but before expenses related to our IPO.

Results of Operations

Executive Summary

When reviewing this document, it is important to be aware that the company became a publicly owned entity on January 30, 2007.

Our results for the quarter ended September 30, 2007, were as expected by management. We are first and foremost a development company, and while we seek to maximize net rental revenues, our primary objective is to maximize return on investment through development and redevelopment activities. In this regard, our development projects are progressing. We have substantially completed construction work on the residential portion of our Union Lofts project and are continuing the construction work on the restaurant/lounge space, which we anticipate will be completed by the fall of 2008.  We have also continued construction activity on a 214 residential unit tower at 717 W. Ninth Street, which we anticipate will be completed in 2009.

The IPO has significantly affected our results for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 during which period our predecessor business operated. We have used IPO proceeds to pay down existing mortgage debt and to pay off the CalPERS mezzanine loan facility incurred by our predecessor business as was contemplated in connection with our IPO. This has substantially reduced interest expense for the current year. We have also used IPO proceeds to acquire eight properties, three of which are identified here as rental properties. In addition, we acquired four parcels attached to existing rental properties and placed them in service upon purchase.  These acquisitions, together with acquisitions of rental properties during 2006, have increased our comparable rental income as well as our rental expenses. A substantial portion of the remaining IPO proceeds have been invested in a money market account, increasing our interest income for the comparable time period.

While we have seen an increase in revenue from rental properties during the first nine months of 2007 in comparison to the first nine months of 2006, this may not be a predictable measure of our performance for the future. The majority of our assets were acquired with development or redevelopment plans in mind and only ten of the 27 rental projects have a current use that is unlikely to be altered within the next five years. We classify a property as either a rental property or as real estate held for development. Some properties classified as real estate held for development may generate cash flow (for example, from parking operations), but such cash flow is ancillary to the development and is offset against other costs that are capitalized, rather than reported as rental income.

Most of the properties categorized as rental properties were acquired in part or in whole for their redevelopment potential and as our market area continues to undergo significant change, the redevelopment potential of rental properties will increase. See below for additional information regarding our acquisition and development activities.

Ongoing redevelopment activity at rental properties, or portions thereof, will continue to change gross rental property income on a portfolio-wide basis until such time that the majority of our current development pipeline has been fully developed. For example, during 2007, we terminated certain produce tenant leases at Alameda Square as we commenced redevelopment of portions of the project for retail and restaurant uses. Additionally, a long-term lease with Rockwell Collins at Pomona Village expired on January 31, 2007. Since its occupancy of this site would have interfered with our redevelopment plans for this project, we did not seek to renew this lease or relet the space to another tenant. This has the effect of temporarily reducing net operating income until such time as the development or redevelopment projects are completed and leased.

During the first nine months of 2007 we experienced rental income declines at Seventh Street Produce Market due to county health department enforcement actions at this project. These enforcement actions resulted in a number of our tenants being forced to cease operations and ultimately leave their tenanted space. We believe these declines will be temporary and ultimately reversed as we implement a plan of best-practices tenant education as well as a physical rehabilitation for this facility. During the first quarter of 2007, we acquired the Washington Produce Market, which is a new produce market facility constructed pursuant to a build-to-suit agreement with Dynamic Builders. We have seen strong leasing activity in the past six months since the acquisition was completed. We see these circumstances as helping to confirm our strategy of constructing new wholesale food facilities that supplement and may ultimately replace aging wholesale facilities within the downtown Los Angeles market.

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

Acquisition and development activities

The comparability of results of operations is significantly affected by our development and acquisition activities in 2007 and 2006. At September 30, 2006, we owned interests in 18 rental properties and 35 properties held as real estate for development. At September 30, 2007, we owned interests in 27 rental properties and 29 properties held as real estate for development.

Between October 1, 2006 and September 30, 2007, we acquired or placed in service the following nine rental properties.

Properties	Acquisition or Conversion Date	Square Footage

5707 S. Alameda	10/1/2006	55,729
1000 E. Cesar Chavez	10/1/2006	50,373
1800 E Washington Blvd.	10/27/2006	108,744
Southpark Towers (currently operating as J Restaurant)	11/1/2006	11,829
Washington Produce Market (2640 Washington Blvd)	3/7/2007	31,876
230 W. Avenue 26th	4/1/2007	67,971
2000 San Fernando Road	4/2/2007	119,381
420 Boyd Street	6/27/2007	47,806
4th Street Center	9/30/2007	14,472
Total		508,181

In addition, between October 1, 2006 and September 30, 2007, we acquired or placed in service additional parcels attached to current rental properties.
Properties	Date of Addition	Square Footage

Crown Commerce Center	1/26/2007	18,500
905 E 8th Street	3/23/2007	3,597
Center Village	3/27/2007	66,135
620 Gladys Avenue	4/13/2007	49,959
Total		138,191

Comparison of three months ended September 30, 2007 to three months ended September 30, 2006

The following table reflects our condensed consolidated and combined statements of operations for the three months ended September 30, 2007 and 2006 (unaudited and in thousands):

	Three Months Ended September 30,
	Meruelo Maddux Properties, Inc. 2007	The Predecessor 2006	Increase (Decrease)
Revenue:
Rental income	$5,980	$5,461	$519	9.5%
Management fees	68	38	30	78.9%
Interest income	523	693	(170)	-24.5%
Other income	80	226	(146)	-64.6%
	6,651	6,418	233	3.6%
Expenses:
Rental expenses	$3,776	$2,482	1,294	52.1%
Interest expense	2,667	4,555	(1,888)	-41.4%
Depreciation and amortization	1,557	1,037	520	50.1%
General and administrative	2,721	1,495	1,226	82.0%
	10,721	9,569	1,152	12.0%
Loss before income taxes	$(4,070)	$(3,151)	$(919)	-29.2%

Rental income. Rental income increased by $0.5 million, or 9.5%, to $6.0 million for the three months ended September 30, 2007 compared to $5.5 million for the three months ended September 30, 2006. Operations at Washington Cold Storage, 2000 San Fernando Road, 788 South Alameda, 1800 E Washington, and the J Restaurant, which had no or limited operations in the prior period, increased rental income by $1.2 million. This increase was offset by rental declines of $0.7 million at Pomona Village and Seventh Street Produce Market, which include the previously-discussed Rockwell Collins lease expiration at Pomona Village and rental income declines at the Seventh Street Produce Market that are related to health department actions.

Management fees. Management fees increased by $0.03 million, or 78.9%, to $0.07 million for the three months ended September 30, 2007 compared to $0.04 million for the three months ended September 30, 2006. The increase is due to the management fees collected for services provided for the Taylor Yards property that were agreed upon during the IPO.  Management fees were reduced on June 30, 2006 due to the condemnation proceedings and a cessation of development activities.

Interest income. Interest income decreased by $0.2 million, or 24.5%, to $0.5 million for the three months ended September 30, 2007 compared to $0.7 million for the three months ended September 30, 2006. An increase of $0.3 million is attributable to interest income from investing the funds from our IPO offset by a decrease in the interest income from affiliate note receivable of $0.5 million. With the payoff of the CalPERS credit facility, we reduced the interest rate on the affiliate note receivable from 18.0% to 4.77%.

Other income. Other income which is primarily composed of leasing our space to businesses in the entertainment industry for filming decreased by $0.1 million, or 64.6%, to $0.08 million for the three months ended September 30, 2007 compared to $0.2 million for the three months ended September 30, 2006. The decrease is attributable to fewer filming contracts in the current period compared to the prior year.

Rental expenses. Rental expenses increased by $1.3 million, or 52.1%, to $3.8 million for the three months ended September 30, 2007 compared to $2.5 million for the three months ended September 30, 2006. Most of the increase is attributable to the operation of rental properties placed in service after September 30, 2006. In addition, we began accruing for estimated property tax contingencies resulting from our formation transactions.

Interest expense. Interest expense decreased by $1.9 million or 41.4% to $2.7 million for the three months ended September 30, 2007 compared to $4.6 million for the three months ended September 30, 2006. The decrease is due to the payoff of the CalPERS credit facility and other mortgage debt instruments from our IPO proceeds and the cessation of amortization of loan costs associated with the CalPERS note.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.5 million, or 50.1%, to $1.5 million for the three months ended September 30, 2007 compared to $1.0 million for the three months ended September 30, 2006. This increase is primarily due to increased real estate values as a result of property acquisitions and the purchase of additional interests in the current portfolio in addition to a depreciation adjustment made to real estate values as a result of a land and building reallocation.

General and administrative expenses. General and administrative expenses increased by $1.2 million, or 82.0%, to $2.7 million for the three months ended September 30, 2007 compared to $1.5 million for the three months ended September 30, 2006 as a result of our company going public in the current year.  Since the IPO, we have added staff and infrastructure to accommodate the requirements of becoming a public company, which resulted in increased compensation and administrative costs such as director fees, director and officer insurance, investor relations fees and transfer agent costs.  We have also incurred significantly higher consulting and professional fees associated with corporate governance and compliance with SEC regulations (i.e. Sarbanes-Oxley, audit fees).  In addition, we implemented the 2007 Equity Incentive Plan, which resulted in stock compensation expense, which was not present in the prior period.

Comparison of nine months ended September 30, 2007 to nine months ended September 30, 2006

The following table reflects our condensed consolidated and combined statements of operations for the nine months ended September 30, 2007 and 2006 (unaudited and in thousands):

	Nine Months Ended September 30
	2007	The Predecessor 2006	Increase (Decrease)
Revenue:
Rental income	$17,285	$16,085	$1,200	7.5%
Management fees	200	248	(48)	-19.4%
Interest income	2,757	2,945	(188)	-6.4%
Other income	254	395	(141)	-35.7%
	20,496	19,673	823	4.2%
Expenses:
Rental expenses	10,526	6,380	4,146	65.0%
Interest expense	9,044	18,394	(9,350)	-50.8%
Depreciation and amortization	4,675	2,864	1,811	63.2%
General and administrative	7,487	3,999	3,488	87.2%
	31,732	31,637	95	0.3%
Operating Loss	(11,236)	(11,964)	728	6.1%
Discontinued operations:
Gain on sale of real estate	-	1,329	(1,329)	-100.0%
Loss before income taxes	$(11,236)	$(10,635)	$(601)	-5.7%

Rental income. Rental income increased by $1.2 million, or 7.5%, to $17.3 million for the nine months ended September 30, 2007 compared to $16.1 million for the nine months ended September 30, 2006. An increase of $1.4 million is attributable to rental operations at Washington Cold Storage and 788 S. Alameda which had limited or no operation in the prior year. We also had increased rental income from several small properties slightly offset by rental declines at Pomona Village and Seventh Street Produce Market, which include the previously-discussed Rockwell Collins lease expiration at Pomona Village and occupancy decreases at the Seventh Street Produce Market that are a result of health department actions.

Management fees. Management fees decreased by $0.05 million, or 19.4%, to $0.20 million for the nine months ended September 30, 2007 compared to $0.25 million for the nine months ended September 30, 2006. The decrease is due to the reduction in fees applicable to the Taylor Yards property. We reduced management fees on June 30, 2006 due to the condemnation proceedings and the fact that developing activities ceased.

Interest income. Interest income decreased by $0.2 million, or 6.4%, to $2.75 million for the nine months ended September 30, 2007 compared to $2.95 million for the nine months ended September 30, 2006. An increase of $2.0 million is attributable to interest income from investing the funds from our IPO offset by a decrease in the interest income from affiliate note receivable of $2.2 million. With the payoff of the CalPERS credit facility, we reduced the interest rate on the affiliate note receivable from 18.0% to 4.77%.

Other income.. Other income which is primarily composed of leasing our space to businesses in the entertainment industry for filming decreased by $0.1 million, or 64.6%, to $0.08 million for the three months ended September 30, 2007 compared to $0.2 million for the three months ended September 30, 2006. The decrease is attributable to fewer filming contracts in the current period compared to the prior year.

Rental expenses. Rental expenses increased by $4.1 million, or 65.0%, to $10.5 million for the nine months ended September 30, 2007 compared to $6.4 million for the nine months ended September 30, 2006. Most of the increase is attributable to the operation of rental properties placed in service during 2006 or 2007 and which had limited or no operations during the nine months ending September 30, 2006. In addition, we began accruing for estimated property tax contingencies resulting from our formation transactions.

Interest expense. Interest expense decreased by $9.4 million or 50.8% to $9.0 million for the nine months ended September 30, 2007 compared to $18.4 million for the nine months ended September 30, 2006. The decrease is due to the payoff of the CalPERS credit facility and other mortgage debt instruments from our IPO proceeds and the cessation of amortization of loan costs associated with the CalPERS note.

Depreciation and amortization expense. Depreciation and amortization expense increased by $1.8 million, or 63.2%, to $4.7 million for the nine months ended September 30, 2007 compared to $2.9 million for the nine months ended September 30, 2006. This increase is primarily due to increased real estate values as a result of property acquisitions and the purchase of additional interests in the current portfolio in addition to a depreciation adjustment made to real estate values as a result of a land and building reallocation.

General and administrative expenses. General and administrative expenses increased by $3.5 million, or 87.2%, to $7.5 million for the nine months ended September 30, 2007 compared to $4.0 million for the nine months ended September 30, 2006 as a result of our company going public in the current year.  Since the IPO, we have added staff and infrastructure to accommodate the requirements of becoming a public company, which resulted in increased compensation and administrative costs such as director fees, director and officer insurance, investor relations fees and transfer agent costs.  We have also incurred significantly higher consulting and professional fees associated with corporate governance and compliance with SEC regulations (i.e. Sarbanes-Oxley, audit fees).  In addition, we implemented the 2007 Equity Inventive Plan, which resulted in stock compensation expense, which was not present in the prior period.

Gain on sale of real estate. Gain on sale of real estate decreased by $1.3 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, due to the sale of Leonis Cold Storage to an unrelated third party in May 2006. There were no corresponding sales during the comparable period during 2007.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of approximately $11.2 million.

The following table sets forth certain information with respect to the indebtedness that is outstanding as of September 30, 2007 (in thousands):

	Principal Balance	Weighted Average Interest Rate	Current Principal Due
Fixed rate mortgage debt	$146,092	7.00%	$32,765
Variable rate mortgage debt	148,502	8.53%	97,837
Total consolidated debt	$294,594	7.77%	$130,602

As of September 30, 2007, we have approximately $130.6 million in principal maturing within one year. We do not intend to reserve funds to retire this debt upon maturity. We will instead seek to refinance this debt at maturity. As of September 30, 2007, our weighted average interest rate is 7.77%.

At September 30, 2007, our notes payable secured by real estate represented 36.6% of our total market capitalization. On a go forward basis, our debt policy is to finance 60% to 70% of our total market capitalization. We define debt to total market capitalization as notes payable secured by real estate from the balance sheet divided by the sum of notes payable secured by real estate plus the market value of the shares outstanding.

To date, the disruption in the credit markets, has not adversely impacted our ability to obtain financing from our regional and local market lenders. We believe we will continue to have access to sufficient operating capital because, among other reasons, many of our projects are not encumbered by any mortgage debt. We also believe that we may increase the amount of debt secured by other properties. We estimate that we can borrow approximately $100.0 million more on these unencumbered or under-encumbered projects.  We have identified three development projects (Musica Latina Building, Camfield Retail Center and Ceres Street Produce Center) for sale and expect to sell or monetize other assets that have not yet been identified.  We intend to fund our development and redevelopment projects primarily through construction and mezzanine financing. We are in discussions with various lenders to obtain various types of financing.

During 2008, we will also need to fund the acquisition of six of our projects subject to purchase rights having an aggregate purchase price net of deposits of approximately $111.4 million. We have made deposits of $12.7 million on these projects. With the exception of Wall Street Market, the other five projects will be rental properties and will generate revenue when they are acquired. We intend to fund these projects by obtaining secured permanent financing once these projects are completed.

Management believes that the company will have sufficient capital to satisfy our liquidity needs over the next 12 months. We have identified three development projects that we intend to sell within the next year and are considering selling or monetizing additional projects.  We are also in discussions with other entities about potential joint venture opportunities on some of our projects.  In addition, we intend to improve cash flow by providing more leased space, improving occupancy, and increasing rental rates. We believe that this increase in cash flow will more than offset the additional increase in interest costs. We expect to reduce the negative cash flow from operating activities, averaging $0.5 million per month since becoming a public company, to zero over the next 12 months.

Contractual Obligations

During the first nine months of 2007, there were no material changes in our contractual obligations outside the ordinary course of our business except for the following: we paid approximately $184.2 million to pay all principal and interest outstanding under the revolving credit facility in the principal amount provided to our predecessor business by CalPERS; $111.3 million to retire mortgage debt instruments secured by certain of the projects we acquired in our formation transactions; and $100.1 million ($50.8 million net of loan proceeds) to fund the cash portion of the purchase price for interests in ten of our projects.

Cash Flows

Comparison of nine months ended September 30, 2007 to nine months ended September 30, 2006

Cash and cash equivalents were $11.2 million as of September 30, 2007 and $3.3 million as of September 30, 2006.

Net cash used in operating activities decreased by $4.6 million to $6.1 million for the nine months ended September 30, 2007 compared to $10.7 million for the nine months ended September 30, 2006.  The decrease is primarily due to lower interest costs paid, which is a direct result of our repayment of debt with the net proceeds of our IPO.

Net cash used in investing activities increased by $165.7 million to $199.9 million for the nine months ended September 30, 2007 compared to $34.2 million for the nine months ended September 30, 2006.  As a result of the net proceeds received from our IPO, we repaid $32.6 million in deferred interest on the CalPERS credit facility and acquired additional real estate of $80.6 million over the prior period.  In addition, we actively continued our planned construction of our development properties, primarily Union Lofts, which resulted in an increase of $47.6 million in costs over the prior year.

Net cash provided by financing activities increased by $176.2 million to $214.8 million for the nine months ended September 30, 2007 compared to $38.6 million for the nine months ended September 30, 2006.  The increase is primarily attributable to the $455.5 million of proceeds received from our IPO partially offset by the repayment of the $150.0 million CalPERS credit facility, the net payments on notes payable secured by real estate of $48.0 million and offering costs and expenses related to our offering of $36.2 million.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet financing arrangements.

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

As of September 30, 2007, we had approximately $148.5 million in variable rate financing outstanding, which represented approximately 50.4% of total indebtedness. If interest rates were to increase or decrease by 100 basis points on our variable rate debt as of September 30, 2007, the combined change would increase or decrease our annual cash flow by approximately $1.5 million.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of September 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various lawsuits, claims and other legal proceedings, including those identified below, none of which we currently believe are material. There have been no material changes to the legal proceedings disclosed in the section entitled “Legal Proceedings” in our Annual Report on Form 10-K dated December 31, 2006 and in our Quarterly Report on Forms 10-Q dated March 31, 2007 and June 30, 2007.

There are other lawsuits, claims and legal proceedings that arise in the ordinary course of our business, including tenant eviction proceedings and other tenant disputes, and personal injury matters. We intend to vigorously seek judicial enforcement of our rights in these proceedings as well.

Item 1A.	Risk Factors

Other than with respect to the risk factors below, we do not believe there have been any material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. The risk factors below have been updated since the filing of our annual report to provide information as of September 30, 2007.

We may be unable to generate sufficient revenue from operations to pay our operating expenses or execute our business plans.

Our predecessor business that operated our initial projects had cumulative net losses of approximately $10.0 million and $17.1 million for the years ended December 31, 2005 and 2006, respectively. As of September 30, 2007, we had a negative working capital balance of $132.4 million. In addition, our predecessor business operated at a net profit of only $0.6 million and $0.02 million for the years ended December 31, 2004 and 2003, respectively. Since becoming a public company, we have experienced negative cash flow of approximately $0.5 million per month. Accordingly, we are dependent on borrowing funds for any additional capital that we require for operating 27 rental projects, or funding development and redevelopment of our other 29 development projects or acquiring those of our projects that remain subject to acquisition rights and have not yet been purchased by us. Because of our limited working capital, we cannot assure you that we will be able to develop our portfolio or pay dividends. Any continued or future downturns in our operating results and financial performance, unanticipated capital improvements to our completed projects, or substantial increases in project design or redevelopment costs for our other projects, would harm our financial condition.

If we cannot obtain additional financing, we will not be able to purchase all of our acquisition projects and our growth will be limited.

We have used approximately $50.8 million of the net proceeds from our IPO to acquire interests in fifteen of our projects that are subject to pending purchase rights (including three purchase agreements entered into after our IPO). However, after we apply the net proceeds from our offering as we indicated in the prospectus for our IPO, we will not have sufficient cash to fund the approximately $111.4 million needed to acquire the interests in six of our projects that will still be subject to purchase rights. As a result, our ability to fund acquisitions, including of such remaining interests, development or other capital expenditures depends on the availability to us of additional debt or equity capital. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

We may be unable to renew leases or find other lessees, and a majority of our portfolio’s annualized base rents are set to expire before the end of 2007.

We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. As of September 30, 2007, leases representing approximately 20.7% of the square footage of our owned projects are month-to-month leases, and an additional approximately 28.4% of the square footage of our owned projects was available for lease. In addition, leases constituting a substantial portion of the annualized base rent from our owned projects are scheduled to expire before the end of 2007 or in 2008. Leases scheduled to expire before the end of 2007 and existing month-to-month leases, when taken together, constitute approximately 53.6% of our owned portfolio’s annualized base rent, or approximately $12.4 million. If we are unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the then current rates, our business may be harmed. Additionally, we may incur significant costs to renew expiring leases or lease vacant space. Any of these factors could cause a decline in our lease revenues, which could harm our profitability.

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

During the three months ended September 30, 2007, our operating partnership used approximately $21.1 million of the proceeds of our IPO, including proceeds from the over-allotment option exercise on February 14, 2007 to fund the cash portion of the purchase price for interests in three of our projects and two parcels attached to existing projects.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meruelo Maddux Properties, Inc.

Date: November 14, 2007	By:	/s/ Fred Skaggs
Fred Skaggs
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)