Form 10-K
period 2007-12-31
Meruelo Maddux Properties, Inc.
filed 2008-03-31
CIK 1375083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

Commission file number 001-33262

MERUELO MADDUX PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5398955
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

761 Terminal Street, Building 1, Second Floor, Los Angeles, California	90021
(Address of principal executive offices)	(Zip Code)

(213) 291-2800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]  No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]  No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer [  ]                                                      Accelerated filer  [  ]

Non-accelerated filer [X]                                           Smaller reporting company  [  ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $347,208,000 based on the closing price on the NASDAQ Global Market as of June 30, 2007.

Number of the registrant’s common stock outstanding as of March 28, 2008: 86,678,100

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

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

•	availability, terms and deployment of capital;

•	general volatility of the capital markets;

•	changes in our business and investment strategy;

•	availability of qualified personnel;

•	perception of the commercial and residential subsegments of the real estate industry;

•	changes in supply and demand dynamics within the commercial and residential subsegments of the real estate industry;

•	availability of purchasers of our projects;

•	change in costs associated with development or redevelopment and repositioning of projects;

•	changes in interest rates;

•	changes in applicable laws and regulations (including land use entitlement processes);

•	changes in political climates that may affect our proposed development and redevelopment projects;

•	state of the general economy and the greater Los Angeles economy in which our projects are located;

•	a taking of any of our rental properties or development projects by eminent domain; and

•	the degree and nature of our competition.

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

Overview

We are a self-managed, full-service real estate company that develops, redevelops and owns commercial and residential properties located in downtown Los Angeles and other densely populated urban areas in California.  We focus on properties that we believe have alternate, more profitable uses achievable through major renovation, redevelopment or development. Our projects are predominantly located in a densely urban, multi-ethnic environment and involve numerous local entitlement, property assemblage and physical challenges.

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

We were formed to succeed certain operations of the our predecessor, which was not a legal entity but rather a combination of entities and operations whose owners were Richard Meruelo, Maria Meruelo and John Charles Maddux and were collectively doing business as Meruelo Maddux, an owner, developer and acquirer of industrial, commercial and residential properties.  We were incorporated, and the operating partnership was formed, in Delaware on July 5, 2006 in anticipation of our initial public offering of common stock (our “IPO”), which was consummated on January 30, 2007 concurrently with the consummation of various formation transactions.   The formation transactions and IPO were designed to (i) allow us to acquire and continue the operations of our predecessor business, (ii) pay down existing mortgage debt, (iii) payoff a mezzanine loan facility from the State of California Public Employees’ Retirement System, or CalPERS, (iv) provide capital for future acquisitions, (v) fund future development costs, and (vi) establish a capital reserve for general corporate purposes.

On January 30, 2007, we consummated our IPO and sold to the public 40,000,000 shares of our common stock at $10.00 per share. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock at $10.00 per share. Including the shares issued in the over-allotment option, we raised approximately $425.7 million in proceeds in our IPO, after underwriting discounts but before expenses related to the IPO. Our company’s operations are predominantly carried out, and its assets are owned through, Meruelo Maddux Properties, L.P., which we refer to as our operating partnership. As of December 31, 2007, we held a 99.6% interest in our operating partnership. We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2007, the total number of shares of our common stock outstanding was 85,837,900.

As of December 31, 2007, we own, lease with rights to purchase and have rights to acquire interests in 27 rental projects and 28 projects held for real estate development. Most of our projects are located in or around the downtown area of Los Angeles, and all of our projects are in Southern California.  Downtown Los Angeles is commonly defined as an area of approximately 350 city blocks, or approximately 2,500 acres, ringed by the U.S. Highway 101/Santa Ana Freeway on the north, the Los Angeles River on the east, U.S. Interstate 10/Santa Monica Freeway to the south and the State Highway 110/Pasadena Freeway to the west. Downtown Los Angeles has attracted more than $17.7 billion in new construction investment from 1999 through the third quarter of 2007, according to the Los Angeles Downtown Center Business Improvement District. With approximately 80 acres of land in downtown Los Angeles owned or controlled through executory purchase and sale agreements or options to purchase, we believe we are the largest non-government landowner in downtown Los Angeles. By comparison, a 27-block area in the financial district of downtown Los Angeles, often referred to as Bunker Hill, which contains the bulk of downtown’s class A high-rise office buildings, major hotels and retail properties, is situated on approximately 143 acres.

Incidental to our ownership of one of our projects, we own and operate a cold storage business in an approximately 85,800 square foot facility.

Current Year Highlights

Since becoming a public company on January 30, 2007, we have completed the following activities:

Financing Transactions

•	We repaid all principal and interest outstanding under the revolving credit facility that was provided to our predecessor by CALPERS.

•	We retired mortgage debt instruments secured by certain of the projects we acquired in our formation transactions.

Leasing Transactions

•
We signed a lease amendment with one of our largest tenants to extend its lease for seven years at a rental rate of $2.865 million per year (plus 3.0% annual base rent increases), which is an increase of over $1.5 million per year above the rental rate of their previous lease.  The lease amendment became effective as of November 1, 2007.  The tenant has an option to extend the term of the lease for an additional five years.

Acquisition and Development Activities

•	We substantially completed construction on the residential portion of the Union Lofts project and began leasing the property in March 2008.

•	We continued to make progress on the development of the 717 W 9th Street project. The structural tower has been constructed up to the 16th level of the thirty-four floor structure.

•	We successfully completed the following acquisitions or conversions of development projects to rental projects:

Projects	Acquisition or Conversion Date	Square Footage
Washington Produce Market (2640 Washington Blvd)	3/7/2007	31,876
230 W. Avenue 26th	4/1/2007	67,971
2000 San Fernando Road	4/2/2007	119,381
420 Boyd Street	6/27/2007	47,806
4th Street Center	9/30/2007	14,472
Total		281,506

•	We successfully completed, acquired or placed in service the following parcels attached to current rental projects:

Projects	Date of Addition	Square Footage
Crown Commerce Center	1/26/2007	18,500
905 E 8th Street	3/23/2007	3,597
Center Village	3/27/2007	66,135
620 Gladys Avenue	4/13/2007	49,959
Total		138,191

Effect of Credit Market Disruption

Our primary objective is to maximize return on investment through development and redevelopment activities, and these activities require significant amounts of capital.  The current disruption in the credit markets has made it more difficult for us to obtain debt financing.  It has also caused us to evaluate additional sources of capital and cash flow. This disruption has or may affect us in a number of ways, including by:

•
making it more difficult for us to obtain financing on attractive terms, resulting in lower loan-to-value ratios and loan-to-cost ratios, higher interest rates and generally less available debt capital;

•
creating the need to evaluate and adjust as appropriate our previously disclosed development and redevelopment plans and timelines (both commencement and completion dates) to correlate with adjustments in the availability of capital and other current and changing market conditions;

•	increasing our projected development costs and therefore amount of equity we are required to contribute to our projects;

•
moving sales and leasing revenue from our properties from earlier periods to subsequent periods, thereby not eliminating our negative cash flow as quickly as we anticipate and as a result reducing our liquidity more than anticipated;

•
leading us to decide to sell certain assets that we believe have reached near-term maximum value or which are not central to our development or redevelopment plans, or which are otherwise in the best interests of the company to sell;

•	leading us to enter into joint venture agreements with respect to certain of our more capital intensive projects;

•	leading us to seek debt or equity-linked capital available to public companies and

•
leading us to refocus certain previously anticipated longer-term development projects to produce more near-term income through leasing the project and thereby reducing capital outflows through the redevelopment process and increasing near-term cash flow.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 5 of this report below.

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

Our Strategies

Our business is focused on real estate development and redevelopment. The substantial majority of our properties are not stabilized. Our strategy has three primary components: investment, value creation and operations.

Our Investment Strategy

We invest in sub-markets that are undergoing demographic, structural or economic changes, where a significant portion of the properties and participants are historically of a non-institutional nature, where the buildings are predominantly obsolete or no longer relevant to the submarket’s changing profile, where we have established strong working relationships with the city planners, community redevelopment agencies and local political organizations and where the existing transportation networks, particularly public transportation systems, are nearby.

Our Value Creation Strategies

Focus on the Property Needs of Specific Industries and Premium Space Users. We seek to achieve rent premiums by meeting the property needs of “premium space users” such as cold storage, food processing and food distribution companies, whose critical business functions depend on the location, zoning, tenant improvements or utilities of the leased space and whose needs frequently coincide with urban environments. The ability to provide premium space users with facilities and services that maximize their operating profits may allow a landlord to minimize leasing risk and charge rents that, net of costs incurred to provide such facilities and services, exceed rents that could be obtained from tenants that are relatively indifferent to location or amenities. We will continue to identify premium space users in our markets and work to understand and fulfill their evolving requirements.

Focus on Sub-Markets that are Transitioning from Large to Small Tenants. We acquire, modernize and subdivide large, older single-tenant industrial and mixed-use buildings. In many urban markets, large manufacturers and distributors have relocated their businesses, often vacating such buildings for overseas or suburban locations. Taking their place are small emerging businesses and established companies that are de-centralizing their operations. We seek to transform large, single-tenant buildings into workplaces for many small tenants by re-using a large portion of the existing facility and creatively subdividing the space at a relatively low cost. This approach should allow us to offer competitively-priced space (as compared to rental rates for new buildings) in convenient urban locations.

Aggregate Small, Synergistic Tenants. In urban areas, the non-office tenant base includes many small businesses. Grouping similar businesses together creates a marketplace that offers convenience to product buyers and a steadier stream of prospective customers to the businesses. These advantages may increase tenants’ business profits and stability and may justify a rental premium compared to stand-alone locations. We seek sub-markets where there is an active, but unorganized, critical mass of similar businesses that could benefit from aggregation. We believe this strategy should allow us to generate higher rental income from our small tenants.

  Focus on Residential Development in Appropriate Locations. We intend to develop downtown residential projects on sites we own near transportation infrastructure and demand generators such as office buildings, retail stores, restaurants, and cultural and sports venues. In the last seven years, housing unit demand has outpaced supply in the Los Angeles area.  From 2000 to the beginning of 2007, the population has increased by approximately 813,000 people in Los Angeles County.  This implies historical demand for approximately 267,000 additional housing units (based on 3.04 persons per housing unit, derived from housing and population statistics) while only approximately 142,000 new housing units were permitted.
We believe demand for residential units in downtown Los Angeles will also grow. We believe that our residential projects will offer desirable housing and provide us with attractive returns on invested capital.

Coordinate Residential and Industrial Development in Shifting Urban Markets. We believe that much of the downtown Los Angeles industrial space is aging or obsolete and not properly serving its industrial users. We seek properties within historically industrial districts that are located in emerging housing sub-markets. As active developers and operators of industrial/distribution space, we believe we have greater ability to acquire such opportunities quickly and at lower industrial/distribution pricing than residential-only developers. We also seek the purchase of industrial/distribution properties in areas near downtown but not in emerging residential markets. We see opportunities to better serve industrial users we displace through residential redevelopment by providing them with more suitable space in commercial projects of ours in such near downtown areas. We believe coordinating residential and industrial development in this manner facilitates our land assemblage.

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

 Aggregate Separate Parcels and Acquire Controlling Locations in Developing Neighborhoods. In our markets, large, contiguous development properties are infrequently for sale and, when available, sell for prices that often reflect their potential value. We seek to acquire smaller, separate real estate parcels over time with a view toward aggregating those smaller parcels into one property that can accommodate a larger-scale development project. To acquire the individual parcels and reduce our holding costs, we sometimes purchase an option contract or sign a long-term purchase agreement that gives us the right to acquire the land at a specific price on or before a specified future date. We may also acquire a strategically sized or configured parcel in a city block that would be instrumental in any material redevelopment of the block, thereby deterring any substantial competing development and creating an incentive for owners of adjacent parcels to sell.

Our Operating Strategies

Efficiently Manage the Development and Operation of Our Projects. We employ a mixture of project development management and asset management strategies. First, we keep direct control over critical development functions in which we believe we have valuable expertise and that require significant local knowledge, such as identification and acquisition of projects and land use entitlement. Second, because of the widely varying nature of our projects, we generally retain expert third-party general contractors to manage the construction of our projects, and we employ in-house project managers to supervise the construction management process closely. Third, once a project is complete, we directly manage its operation and leasing activities, or we retain third-party sales companies in the case of for-sale projects. We will occasionally engage third-party leasing agents when they have superior tenant relationships or knowledge of the sub-markets in which our projects are located.

Seek Interim Revenues from Properties. The public approval process for certain projects may last two years or longer. During the assemblage or approval process, we take steps to permit us to generate interim revenues and allow us to terminate leases promptly or relocate tenants when we obtain the final assemblage piece or approvals. We accomplish this by converting long-term leases to month-to-month leases and seeking additional interim income from additional sources, such as surface parking or by temporarily licensing space to entertainment companies for on-location filming. In addition, because we have a roster of month-to-month tenants who have shown a willingness to relocate at our discretion, we have the flexibility to generate interim revenues by relocating tenants from a property commencing redevelopment construction to another property that is not currently being redeveloped.

Sell or Recapitalize our Projects to Realize Value. We expect to dispose of or recapitalize many of our projects from time to time once they reach what we believe to be their maximum near-term value and redeploy some or all of our equity and profits into other real estate investments that we believe have a greater long-term potential for economic appreciation. We believe that we will maximize our risk-adjusted returns with a policy of selling some of our completed projects to realize capital appreciation and reinvesting the net proceeds in new redevelopment projects, rather than redeveloping and retaining these projects to realize increased rents over a long period.

Our Underwriting Process

In considering whether to acquire an available property, we first examine the property’s current use and market value based on historical income from operations, revenue and expense trends and likely future profitability based on its current use. We then undertake an extensive due diligence review and analyze current demand generators and the property’s competitive position. As applicable, we review the property’s current tenants and leases.

Because we are foremost a redeveloper and focus on creating value through converting real estate to different uses, we critically examine possible uses of each potential property. In addition to the net financial value of a new property use, our financial models of these potential properties consider projected returns to stockholders that reflect risk discounts and timelines that take into account the factors described below. Key factors in our investment decision include compatibility of the property’s future use with the general plan, zoning and planning laws, regulations and policies of the municipality, including current zoning; an estimate of our ability and the time needed to obtain necessary entitlement; local political support or opposition to the proposed use; whether we own or control adjacent parcels; whether we have the ability to relocate current tenants to other projects in our portfolio; the profile and availability of anticipated future tenants or purchasers; trends in the property’s neighborhood, including ongoing or proposed redevelopment projects and expected shifts in demographics and demand generators; and the availability of debt financing for the project upon acceptable terms.

As we evaluate potential residential developments, we underwrite such property on a for-rent and on a for-sale basis. We decide to sell or rent the units in a residential development based on market factors at the time and based on which strategy will maximize the return to the company.

Competition

We compete with other public and private real estate companies (including real estate investment trusts, or REITs), public and private investment firms, private real estate investors and lenders in acquiring and developing properties. Many of these entities have greater resources than us or other competitive advantages. We also face significant competition in leasing or subleasing available properties to prospective tenants and in re-leasing space to existing tenants.

Principal factors of competition in our primary business of owning, acquiring, developing, redeveloping and leasing properties are the quality and nature of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and reputation of an owner and operator of quality properties in the relevant market. Each of our projects is subject to significant competition from other properties in the same general area. Additionally, our ability to compete depends upon, among other factors, availability and cost of capital, trends of the national and local economies, investment alternatives, the financial condition and operating results of current and prospective tenants, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Insurance

Our projects are covered by comprehensive liability, casualty and rental loss insurance. We believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice, and that our projects will be covered adequately by insurance. Because it is expensive and not customary in the market, we do not have earthquake or terrorism coverage for our projects. However, future lenders may require that we obtain insurance to cover losses caused by terrorism and earthquakes.

Employees

We employed 95 full-time employees as of March 28, 2008. We believe that our relations with our employees are good.

Additional Information

We have made available copies of the charters of the committees of our Board of Directors, our code of ethics and conduct, our corporate governance guidelines, our whistleblower policy and any materials we file with the SEC on our website at www.meruelomaddux.com.  Copies of these documents are available in print to any stockholder who requests them.  Requests should be sent to Meruelo Maddux Properties, Inc., 761 Terminal Street, Building 1, Second Floor, Los Angeles, California, Attention:  Corporate Secretary.  All filings we make with the SEC are also available on our website.

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

Risks Related to Our Business and Our Projects

    Our Markets and Future Development Plans

We currently generate insufficient revenue from operations to pay our contractual obligations, and we will require significant amounts of cash to stabilize our portfolio, build out our development projects and satisfy our contractual obligations.
We currently incur a negative after-tax cash flow of approximately $0.5 million per month.  In addition to this monthly loss, we incur an additional approximately $2.0 million per month in costs associated with carrying our development properties, before any on-site development of those properties.

Assuming no development of any of our projects other than the project identified below, our cash requirements for 2008 include but are not limited to: approximately $78.0 million to fund binding development commitments relating to our 717 W. 9th Street project, approximately $172.3 million to satisfy borrowings maturing in 2008, approximately $104.8 million to acquire projects (including projects that we intend to sell concurrently with their acquisition by us) that are currently subject to purchase rights (which we could not be legally compelled to purchase, but in the event we did not complete such purchases, we would forfeit deposits and other costs aggregating $15.0 million), approximately $11.0 million of planned but uncommitted capital improvements to our operating properties, and approximately $24.0 million in interest, real property tax and other costs to carry our development projects, before any on-site development at the projects.

In addition, certain of our lenders may have the ability to accelerate indebtedness of ours totaling $61.9 million, $33.2 million of which is due in 2008 and is included in the $172.3 million of principal identified above.  See “—Risks Related to Our Debt Financings—We may be in technical default under certain of our financing arrangements.”

As a result of the foregoing needs and our combined monthly negative cash flow and carrying costs of $2.5 million, we will require substantial amounts of new capital to meet our contractual obligations in 2008, before any discretionary development.  Our primary expected source of new capital is borrowing.  However, as noted in greater detail in the risk factor below, current market conditions have made it more difficult for us to obtain debt financing timely and on attractive terms or at all.

Because of the credit market disruption and our liquidity needs, our previously disclosed development and redevelopment plans and timelines have been adversely impacted.  This impact will likely delay the point in time at which we could achieve profitability from operations.  We will continue to evaluate and adjust as appropriate our development and redevelopment plans and timelines (both commencement and completion dates) to correlate with adjustments in the availability of capital and other current and changing market conditions.  In addition, we are considering actions that would generate cash sooner or delay or reduce our liquidity needs. These actions include selling certain of our rental properties and development projects, delaying or scaling back planned discretionary development, including foregoing portions of the approximately $11.0 million in uncommitted capital expenditures identified above, refocusing projects to produce more near-term income and require less capital, deferring our acquisitions of projects subject to purchase obligations, and entering into joint ventures in respect of our larger or more capital intensive development projects.

These actions may reduce the potential long-term cash flow or value we otherwise could have recognized from our projects if we were able to execute on our development plans in place before the credit market disruptions.

We cannot assure you that we will be able to obtain additional financing or that we will be able to obtain it on favorable terms or that we will be successful in taking any of the actions that we are considering to generate cash alternatives to borrowings or delay or reduce our liquidity needs.  If we are unsuccessful in obtaining the capital we require on a timely basis, our business will be significantly harmed and our ability to operate as a going concern may be adversely affected.

Adverse developments in the credit markets have adversely affected our ability to borrow.
Recently, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions that have adversely affected the credit markets generally, including the commercial lending market on which we depend.  Residential mortgage loans have had a higher than expected rate of delinquencies resulting in tighter lender-imposed loan underwriting standards and less favorable loan contract terms and conditions.  Challenging credit market conditions, initially centered within the residential mortgage market, have deepened into other credit markets, including the markets on which we rely for our borrowings.  This disruption has resulted in less available debt capital and, when debt capital is available, delays in obtaining financing and lower loan-to-value and loan-to-cost ratios, which have the effect of requiring us to invest a higher percentage of equity in our projects in order to obtain financing, and increased interests rates (relative to the target Federal Funds Rate).  If we are unable, as a result of negative credit market conditions, to obtain timely financing on favorable terms, or to obtain financing at all, whether secured or unsecured, our ability to execute our development, acquisition and other business plans and our ability to meet our current liquidity needs, and therefore operate as a going concern, would be adversely affected.

Almost all of our projects are in the greater metropolitan Los Angeles area and depend upon the Southern California economy, which exposes us to more concentrated risk, including recession and other economic risks, than if our projects were in several geographic regions.
Almost all of our projects are located in the greater metropolitan Los Angeles area, and a substantial majority of them are in downtown Los Angeles or nearby areas, which exposes us to more concentrated economic risks than if we owned projects in several geographic regions. Therefore, economic and other events that adversely affect this narrow geographic region will have a direct negative effect on our business and operations. We are susceptible to adverse developments in the Southern California region, such as adverse developments in the local industrial, commercial and residential real estate market, including market declines in real estate values and oversupply of or reduced demand for such space.  We are also susceptible to business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist attacks, earthquakes and other natural disasters, infrastructure quality issues, California state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors. The California economy, in comparison to other parts of the country, is negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, manufacturing, high technology and defense industries and in Pacific Rim trading activities. Any adverse developments in the economy or real estate market in Los Angeles or Southern California in general would adversely affect us. We cannot assure you of the continued growth of the Southern California economy or the national economy or our future growth rate.

Changing market conditions, especially in the greater metropolitan Los Angeles area may adversely impact our ability to sell or rent residential units at expected prices or rents, or at all.
There will be a significant amount of time before we can develop our residential projects and offer units available for sale or rent. The market rental value of a unit in a proposed residential project can vary significantly during this time due to changing market conditions. Prices of residential units and sales and rental activities in the Los Angeles market will have a large impact on our profitability because we conduct substantially all of our business in this market. These prices or rents could decline from time to time for market-specific reasons, including adverse economic conditions due to, among other things, the failure or decline of key industries and employers affecting the local, regional or national economies. If market conditions were to deteriorate, we may need to sell or rent residential units at lower prices or rates than we anticipate, or attempt to convert any for-sale units to for-rent units, and may not be able to develop or complete projects as proposed. We may also need to take write-downs of our unit inventories and land holdings if market values decline. Recently the Los Angeles market has begun to exhibit signs of decreasing consumer demand, and sales of new and existing homes have declined. If the prices of residential units or sales or rental activity decline in the key market in which we operate, our costs may not decline at all or at the same rate and, as a result, our business, results of operations and financial condition would be adversely affected

New developments, redevelopments and acquisitions may fail to perform as we expect.
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

More specifically, in connection with the development of new projects and the redevelopment of existing projects, we will be subject to risks such as:

•	deteriorating credit markets, which challenge our ability to obtain financing for our projects on favorable terms, or at all;

•	cyclical overbuilding;

•
cost overruns, including increases in the cost of materials because of increased global demand (particularly in the price of steel, lumber, drywall, copper and concrete, which are significant components of construction costs);

•	difficulties in obtaining or failures to obtain land use entitlements, occupancy and other government permits and authorizations;

•      delays because of a number of factors, including unforeseen circumstances;

•	changes in political views toward the proposed development, redevelopment or use;

•	governmental restrictions on the nature or size of a project;

•	strikes, labor disputes or supply disruptions;

•	condemnation and taking of any of our projects by the government under eminent domain;

•	shortages of qualified trade workers and building materials;

•	development costs for projects not pursued to completion;

•	earthquakes, floods, mudslides, fires, bad weather and other acts of God;

•	design and construction defects and unforeseen or underestimated environmental and engineering problems;

•	contractor and subcontractor disputes and mechanics’ liens; and

•	lack of income until leasing or sale.

Any or all of these risks could have an adverse affect on our business, operations, cash flow and ability to increase values for our stockholders. Real estate companies that own stabilized, fully developed properties are substantially less affected by many of the specific risks noted above including, but not limited to declining credit market conditions, failure to obtain land use entitlements, design and development cost overruns, construction delays, and contractor and subcontractor disputes. Because these types of real estate companies are less susceptible to these risks, investing in the stock of those companies may be less risky than buying our stock.

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
Twenty-eight of our projects are proposed for redevelopment. Substantially all may require city and other governmental authorities to approve or change land use entitlements, environmental certifications pursuant to the California Environmental Quality Act and other permits to allow our projects to proceed. Land use laws are complex and the approval process is subject to delays, the discretion of individual governmental bodies and the political process. There is no guarantee that land use entitlements and other approvals needed for our projects to proceed will ultimately be approved. If we fail to obtain any required land use approvals or entitlements, it would harm our ability to complete certain redevelopment projects.

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

Our Current Operations

We may be unable to renew leases or find other lessees, and a majority of our portfolio’s annualized base rents are set to expire before the end of 2008.
We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. As of December 31, 2007, leases representing approximately 20.7% of the square footage of our owned projects are month-to-month leases, and an additional approximately 36.7% of the square footage of our owned projects was available for lease (including space available for lease at rental and development projects). In addition, leases constituting a substantial portion of the annualized base rent from our owned projects are scheduled to expire before the end of 2008. Leases scheduled to expire before the end of 2008, including the lease with our largest tenant, and existing month-to-month leases, when taken together, constitute approximately 69.4% of our owned portfolio’s annualized base rent, or approximately $17.8 million out of $25.6 million. If we are unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the then current rates, our business would be materially and adversely affected. Additionally, we may incur significant costs to renew expiring leases or lease vacant space. Any of these factors could cause a decline in our lease revenues, which would harm our profitability.

In the future, we may offer for-sale residential units and potential customers may be unwilling or unable to purchase our residential units at times when mortgage-financing costs are high or during periods of challenging credit market conditions.
The majority of the potential customers for units in our residential projects that may be for sale in the future will finance their purchases through third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing as a result of declining customer credit quality or other issues. Recently, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions that may adversely affect the ability of borrowers to obtain mortgage financing.  Because of higher than expected rates of delinquencies, many lending institutions have imposed more stringent loan underwriting standards and less favorable loan contract terms and conditions.  Because of these market conditions, demand for our units may decrease as it may be more difficult for potential buyers of our residential units to obtain the financing necessary to purchase a unit.

We are subject to high taxes levied on California real estate, and any increases in our property taxes, including through the repeal of laws that establish maximum property tax rates, could adversely affect our business.
Each of our projects is subject to real and personal property taxes. These taxes on our projects may increase as tax rates change and as the projects are assessed or reassessed by taxing authorities, and we will experience reassessments as a result of the contribution of our projects to us in connection with our IPO and formation transaction. In addition, owners of California property are subject to particularly high taxes. If property taxes increase, our business would be adversely affected.

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

We have sued the sellers of some of the projects for which we have contracts to purchase in order to enforce those contracts, and we cannot assure you that we will succeed in such litigation, that we will not need to bring additional suits against other sellers or that we will succeed in any additional litigation.
We are currently involved in one lawsuit against a seller of a project that we have under contract to acquire for $16.7 million. We believe the seller of this project has breached its obligations under the contract to sell us the project according to the terms of the contract. We initiated the lawsuit and have obtained a judgment against this seller to enforce our rights to purchase the particular project, which lawsuit is on appeal. During periods when the real estate market in Southern California is strong, sellers may continue to breach the terms of contracts with us with the goal of selling the project to another purchaser at a higher price. While we cannot assure you that we will prevail in any lawsuit, we intend to vigorously seek judicial enforcement of our rights to purchase projects for which we have entered into binding acquisition contracts. Our failure to prevail in any lawsuit we have or may need to bring to enforce purchase rights could adversely affect our ability to complete planned projects, which would have an adverse affect on our operations.

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
We expect that substantially all of our leasing revenues will be derived from tenants who do not have publicly available credit ratings and that a substantial majority of our leasing revenues will be derived from tenants with very limited credit histories. For some of these tenants, we expect to analyze the tenants’ credit by reviewing available financial and other data. We may misinterpret or incorrectly analyze available credit data. These mistakes may, in part, lead us to make investments we would not have otherwise made and may ultimately result in losses on one or more of our investments. Any tenant failures to make lease payments when due or tenant bankruptcies could result in the termination of the tenant’s lease and, particularly in the case of a large tenant, in material losses to us.

We depend on tenants, and their failure to pay rent could seriously harm our business, operating results and financial condition.
Our results of operations and cash flow would be adversely affected if tenants are unable to pay their rent or otherwise meet their obligations to us. In the event of default by tenants, we may experience delays and incur substantial costs in enforcing our rights as landlord. In addition, at any time, a tenant of one of our projects may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease. Upon a default, we may not be able to relet the space at all or on terms that are as favorable to us as the defaulted lease. We are an accrual basis taxpayer and will have to include in income and pay tax on rent that has accrued even though it has not been paid by a tenant. In addition, phantom income tax liability could result for our company to the extent cash profits are reinvested or expended on non-deductible items such as the payment of principal on debt. The inability to depend on tenants, their default and an inability to relet the space on reasonable terms, if at all, would adversely affect our operations and our cash flows.

Our tenants may conduct activities at our projects that reduce the value of our projects.
Because we have limited control over the operations and activities of our tenants, they may conduct certain activities that damage the space they lease at one of our projects or cause a project to be viewed in a negative light. Under our lease documents, our ability to control the activities of tenants is limited and, in the event our tenants damage our projects, we may not be able to recoup losses from them, either due to economic or contractual reasons. These activities could reduce the value of the projects in which they lease space, which could reduce the value of our investment, impair our ability to repay debt on the projects or render it more difficult for us to sell the project or re-lease the space to a different tenant, any of which would harm our operations and cash flows.

Risks Related to Our Debt Financings

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate or develop our projects or to pay any dividends to our stockholders and may expose us to the risk of default under our debt obligations.
We have borrowed and will be required to continue to borrow significant amounts in connection with the development and redevelopment of our projects and any future acquisitions of properties.  We may in the future be required to enter into joint venture agreements, sell certain assets, access the capital markets, or undertake a combination of the foregoing to finance our operations.

Our present and future level of debt and the limitations imposed on us by our present and future debt agreements could have significant adverse consequences, including the following:

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

•
we may violate restrictive covenants in our loan documents or otherwise default on our obligations, which would entitle the lenders or mortgagees to accelerate our debt obligations, collect additional fees and interest and foreclose on our projects that secure their loans and receive an assignment of lease payments; and

•
our default under any mortgage loan or other debt with cross-default or cross-collateralization provisions, if we enter into such arrangements, could result in default on other indebtedness or result in the foreclosures of other projects we own.

If the economic performance of any of our projects declines or we fail to develop and stabilize our projects as planned, our ability to service our debt could be adversely affected.

We may be in technical default under certain of our financing agreements.
A significant number of the financing agreements we have entered into in connection with the acquisition of our properties contain provisions prohibiting a change of control of the borrower subsidiary and permitting the lenders under such agreements to accelerate payment of the related debt in the event the change of control provisions are triggered.  A number of these provisions relating to aggregate indebtedness of $61.9 million were technically triggered in connection with our formation transactions at the time of our IPO due to the transfer of ownership of the borrower subsidiaries to the operating partnership.  Of the $61.9 million of indebtedness, $33.2 million is maturing in 2008 and is included in the $172.3 million of debt due in 2008, which we will need to repay or refinance.  Though no assurances can be given that one or more of the lenders under the affected financing agreements will not elect to accelerate payment of the related indebtedness, based on our belief that we maintain good relations with our lenders, that the affected financing arrangements reflect current market rates, that we have been paying all of our obligations under such financings, that such lenders were notified of our formation transaction and that they have since accepted debt service payments each month since then, management believes that these provisions will not have a material adverse effect on our business, financial condition or results of operations.  If any such indebtedness were accelerated, we would be required to obtain additional financing and no assurances can be given that it would be readily available or available on attractive terms.

Our organizational documents contain no limitations on the amount of indebtedness we may incur.
Our certificate of incorporation and bylaws do not limit the amount of indebtedness that we or our operating partnership may incur. In addition, we do not have a policy limiting the amount of debt that we may incur.  Our management and Board of Directors have discretion to increase the amount of our outstanding debt at any time without approval by our stockholders. If we incur additional indebtedness, we may experience increased difficulty in obtaining additional financing based on our current portfolio, refinancing existing debt on favorable terms or at all or repaying our outstanding indebtedness.  The terms of any credit facility we may obtain in the future may require us to maintain certain leverage ratios that may limit the amount of indebtedness that we may incur. Failure to obtain additional financing could impede our ability to grow and develop our business. Our leverage levels also may adversely affect the market value of shares of our common stock if an investment in our company is perceived to be more risky than an investment in our peers.

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

Our Company and Management

We have a near-term expectation of significant growth, and we may not be able to adapt our management and operational systems to respond to this growth, including the development and integration of new projects without unanticipated significant disruption or expense.
In order to achieve desired and planned business growth, we intend to expand our development and construction and asset and property management activities significantly. With the expected growth, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to manage our growth without significant operating disruptions or unanticipated costs. As we develop additional projects, we will be subject to risks associated with managing new projects, including project design and construction, tenant retention and mortgage default. By way of example, we are currently subject to an administrative proceeding as a result of demolition activity that occurred at our Vignes Village project without a permit. As a consequence, the Los Angeles Department of Building and Safety imposed an 18-month ban on future development at that site that expires in May 2008.  At the time of the demolition, we were involved in three other demolition projects, and our available managerial resources failed to oversee adequately the demolition permitting process for Vignes Village. In addition, new development and construction may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants and employees.

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
Our Chairman and Chief Executive Officer, Richard Meruelo, has pledged his shares of our common stock as collateral for a loan.
Our Chairman and Chief Executive Officer, Richard Meruelo, has pledged his shares of our common stock as collateral for a loan, the proceeds of which were utilized by Mr. Meruelo to purchase 3,000,000 shares of our common stock in our initial public offering at the public offering price.  Upon the occurrence of an event of default, the lenders would be entitled to declare the loan immediately due and payable and enforce on the collateral.  Mr. Meruelo informed us that he is currently negotiating an extension of the loan and expects to reduce the principal balance of the loan from the proceeds of the sale of personal real estate that is not a company-owned asset and that is currently under contract to be sold.  The sale is subject to customary conditions, including the buyer’s completion of a due diligence investigation to its satisfaction.  Mr. Meruelo has informed the company that he expects this sale to close in May 2008, although there is no assurance that any of the closing conditions will be timely fulfilled or that the transaction will in fact close.  Under Mr. Meruleo’s loan agreement, it is an event of default if, among other events, the closing price of our common stock on any day is less than $3.00.  In this regard, we note that because of the recent closing price of our common stock, Mr. Meruelo’s loan may be in technical default.  A copy of Mr. Meruelo’s loan agreement is available publicly as an exhibit to a Schedule 13D Mr. Meruleo has filed with the SEC.

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
Messrs. Meruelo and Maddux received shares of our common stock in our formation transactions, acquired additional shares in our IPO, and were issued a portion of the shares that we had a contingent obligation to issue, that collectively constitute a majority of our voting stock. Mr. Meruelo by himself indirectly holds 44.8% of our voting stock.  Messrs. Meruelo and Maddux may have interests that differ from those of our public stockholders and may accordingly vote as stockholders in ways that may not be consistent with the interests of our public stockholders. This voting control over certain matters, including decisions relating to the election of our Board of Directors, may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

We may experience conflicts of interest with our directors and officers relating to their duties owed both to us and to the limited partners of our operating partnership, their ownership interests in our operating partnership and their interests in properties that may compete for the same tenants as our projects.
Our directors and officers may have conflicting duties because, in their capacities as our directors and officers, they have a duty to us and our stockholders and, in our capacity as general partner of our operating partnership, they have a fiduciary duty to limited partners. These conflicts of interest could lead to decisions that are not in the best interest of our stockholders. Conflicts may arise when the interests of our stockholders and the limited partners of the operating partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners, such as upon the sale of certain projects contributed to our operating partnership or the repayment of indebtedness below certain levels.

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

We are subject to corporate income tax, which may reduce the amount of funds we have to invest and to pay to you as dividends and we have substantial built-in taxable income in our assets.
We are taxed as a regular C corporation for federal income tax purposes. As a result, our taxable income is subject to the federal corporate income tax, which is 35.0% currently. We are also subject to state and local corporate income taxes. As a result of our formation transactions, we have substantial built-in taxable income in our assets. As of January 30, 2007, the estimated inherent gain in the assets contributed to us in our formation transactions was $429.4 million.  The federal, state and local taxes we will pay on our earnings including the tax on the inherent gain (if and when we dispose of those assets in a taxable transaction), will reduce any funds we may have to invest or to pay to you as dividends.

We are a holding company with no direct operations and rely on funds received from our operating partnership to pay liabilities.
We are a holding company and conduct all of our operations through our operating partnership. We do not have, apart from our ownership of our operating partnership, any independent operations. We rely on distributions from our operating partnership to meet our debt service and other obligations, including tax liability on taxable income allocated to us from our operating partnership (which might not make distributions to the company equal to the tax on such allocated taxable income). As a result, we will rely on distributions from our operating partnership to pay any dividends we might declare on our common stock. The ability of subsidiaries of the operating partnership to make distributions to the operating partnership, and the ability of our operating partnership to make distributions to us in turn, will depend on their operating results and on the terms of any loans that encumber the projects owned by them. Such loans may contain lockbox arrangements, reserve requirements, financial covenants and other provisions that restrict the distribution of funds. In the event of a default under these loans, the defaulting subsidiary would be prohibited from distributing cash.

In addition, because we are a holding company, your claims as stockholders are structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, the assets of our operating partnership and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.  A significant portion of the indebtedness of the subsidiaries of our operating partnership is secured by real property.

As of March 28, 2008, we own an estimated 99.6% interest in the operating partnership, which may, in connection with our acquisition of additional properties or otherwise, issue additional common units of limited partnership interest. Such issuances would reduce our ownership in our operating partnership. Our stockholders will not directly own common units of limited partnership interest of the operating partnership and do not have any voting rights with respect to any such issuances or other partnership level activities of the operating partnership.

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

In addition, our certificate of incorporation authorizes the Board of Directors to issue up to 50 million shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which will be determined at the time of issuance by our Board of Directors without further action by the stockholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock are outstanding as of the filing of this report. The issuance of any preferred stock, however, could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control of our comp

Finally, we are also subject to Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder.

The provisions of our certificate of incorporation and bylaws, described above, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change in control and prevent changes in our management, even if these events would be in the best interest of our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in our stockholders’ best interests.
Our certificate of incorporation authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the extent permitted by Delaware law.  Our bylaws require us to indemnify each director or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he or she is made a party by reason of his or her service to us.  We may also be obligated to fund the defense costs incurred by our directors and officers.   In addition, our certificate of incorporation limits the liability of our directors and officers for money damages, except for liability resulting from any breach of the duty of loyalty to the corporation or its stockholders, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, or any transaction in which an improper personal benefit was derived.  As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist.

If our operating partnership were to be classified as a “publicly-traded partnership” under the Internal Revenue Code, our ability to pay distributions to our stockholders could be adversely affected.
Our operating partnership is organized as a partnership for federal income tax purposes. Even though our operating partnership will not elect to be treated as an association taxable as a corporation, it may be taxed as a corporation if it is deemed to be a “publicly-traded partnership” that fails to meet a certain gross income “safe harbor.” A publicly-traded partnership is a partnership whose interests are traded on an established securities market or are considered readily tradable on a secondary market or the substantial equivalent thereof. In general, for so long as the operating partnership has fewer than 100 partners, publicly-traded partnership status will be avoided. No assurance can be given that the Internal Revenue Service would not assert that our operating partnership constitutes a publicly-traded partnership, or that facts and circumstances will not develop which could result in our operating partnership being treated as a publicly-traded partnership. If the Internal Revenue Service were to assert successfully that our operating partnership is a publicly-traded partnership, and substantially all of our operating partnership’s gross income did not consist of specified types of passive income, our operating partnership would be treated as an association taxable as a corporation and would be subject to corporate tax at the entity level. In such event, the imposition of a corporate tax on our operating partnership could reduce the amount of cash available for distribution to our company and to you if the company and the operating partnership were not able to be consolidated for federal income tax purposes.

Risks Related to the Real Estate Industry

Our real estate investments are relatively illiquid and their values may decline.
Real estate investments are relatively illiquid. Therefore, we are limited in our ability to reconfigure our real estate portfolio in response to economic changes.  If we decide to sell any of our projects, our ability to sell these projects and the prices we receive on their sale will be affected by the number of potential buyers, the number of competing properties on the market and other national and local economic and market conditions, as well as whether the project is leased and if it is leased, the terms of the lease. Our ability to sell these projects may also depend on changes in interest rates and in the availability, cost and terms of debt financing as well as ongoing need for capital improvements, particularly in older buildings.  In addition, the current state of the credit markets may force us to extend sales and leasing revenue from our properties from earlier periods to subsequent periods thereby not eliminating our negative cash flow as quickly as we anticipate.  As a result, we may be unable to sell our projects for an extended period of time without incurring a loss.  We may be required to expend funds to correct defects or make improvements before a project can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements and as a result our ability to sell the property could be limited.

The costs of compliance with or liabilities under environmental laws may harm our business.
Our projects may be subject to significant environmental liabilities. An owner of real property can face strict, joint and several liability for environmental contamination created by the presence or discharge of petroleum products or other hazardous or toxic substances on the property. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.

There may be unknown or underestimated environmental liabilities associated with our projects. Most of our projects are on or are adjacent to or near other properties upon which others, including former owners or operators or tenants of the properties, have engaged in or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. For instance, some of our projects are at locations where former businesses conducted industrial and other operations that involved the use, storage or the release of petroleum products or other hazardous or toxic substances or generated hazardous waste. Naturally occurring conditions, such as the presence of methane may also result in environmental liabilities.  Certain projects have on-going assessment and clean-up efforts or have not yet fully identified or quantified environmental contamination or potential investigation or clean-up costs. The presence of or contamination resulting from petroleum products, or other hazardous or toxic substances on a project or the failure to properly remediate them may cause a decline in the value of that property and may adversely affect our ability to develop, sell or rent our projects, and we may incur substantial remediation or increased development costs. In addition, persons exposed to petroleum products or other hazardous or toxic substances at our projects may sue us for personal injury damages.

We must also comply with a variety of local, state and federal environmental statutes, ordinances, rules and regulations affecting the development process, including with respect to petroleum products or other hazardous or toxic substances, endangered species, air quality, water supply, biology, archeology and other potential environmental impacts or effects. These environmental laws sometimes result in delays, cause us to incur additional costs, or severely restrict land development and building activity in environmentally sensitive regions or areas. For example, the presence of petroleum products or hazardous or toxic substances may limit a project’s use or prevent us from selling residential units or for-sale commercial units, and we may also be liable, under applicable laws and regulations or as a result of lawsuits brought by governmental and private parties, for liabilities relating to contamination on projects that we have sold in the past.  Environmental laws are subject to changing interpretations and amendments, and new laws are frequently adopted.  We cannot predict the impact of any new or amended environmental laws.

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

Environmental laws also govern the presence, maintenance, removal and disposal of certain building materials, including asbestos and lead-based paint. For instance, laws may require that owners or operators of certain buildings containing asbestos (1) properly manage and maintain the asbestos, (2) notify and train those who may come into contact with asbestos and (3) undertake special precautions, including removal and disposal, or other abatement, if asbestos would be disturbed during renovation or demolition of a building. In addition, lead-based paint must also be managed, abated and disposed of according to the laws. Such laws may impose civil and criminal fines and penalties on developers and building owners or operators who fail to comply with these requirements. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to hazardous substances, such as asbestos or lead.

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
We maintain comprehensive insurance on each of our projects, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained in the industry. There are no assurances that such coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like earthquakes, hurricanes and floods, environmental or pollution damage and losses from terrorist activities, may not be insurable or may not be economically insurable or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We do not generally obtain terrorism, earthquake or flood insurance on our projects. We sometimes, but not always, obtain environmental insurance.  Future lenders may require such insurance, which would result in substantial additional expense; and our failure to obtain such insurance could constitute a default under loan agreements.

All of our projects are located in Southern California, an area especially subject to earthquakes, and we do not carry any earthquake insurance. Because most of our projects are located within downtown Los Angeles, an earthquake there could materially damage, destroy or impair our projects as well as the use by tenants of all of these projects or harm our ability to develop, redevelop or sell affected projects and none of these damages or increased costs would be covered by insurance. A catastrophic earthquake centered in the downtown area of Los Angeles could harm our business as a consequence of property damage sustained in the earthquake, the negative impact thereof on the local economy, or both.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a project, as well as the anticipated future revenue from that particular project. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the project. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a project after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed project. The insurance policies contain standard exclusions applicable to, inter alia, losses related to pollution, asbestos, mold/fungus, earth movement and water. Also, some of the policies have been issued by surplus lines insurers (i.e., insurers who are not licensed by the State of California). Some rights and limitations applicable to coverage under policies issued by insurers licensed by the State of California are not applicable to coverage under policies issued by surplus lines insurers. For example, a surplus lines insurer does not participate in any of the insurance guarantee funds created under California law. Therefore, these funds would not be available to pay any claims in the event a surplus lines insurer becomes insolvent or is otherwise unable to pay a covered claim.

We are subject to substantial legal and regulatory requirements including compliance with fire, safety and other regulations regarding the development, redevelopment and operation of our projects and the protection of the environment, which may require us to make unanticipated expenditures, and some regulations could prohibit or restrict some projects.
Our development and redevelopment business is heavily regulated and subject to increasing local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, environmental impacts, building design, construction and similar matters. These regulations often provide broad discretion to governmental authorities that regulate these matters, which can result in unanticipated delays or increases in the cost of a specified project or a number of projects in particular markets. In addition, we are subject to laws and regulations related to workers’ health and safety. We generally are required to obtain permits, entitlements and approvals from local authorities to commence and complete our development and construction projects. Such permits, entitlements and approvals may, from time-to-time, be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. In particular, we are required to obtain the approval of numerous governmental authorities regulating matters such as permitted land uses, levels of density, the installation of utility services, zoning, building standards and environmental protection. Our obligation to comply with the laws and regulations under which we operate, and our obligation to ensure that our employees, subcontractors and other agents comply with these laws and regulations, could delay our projects, cause us to incur substantial costs and prohibit or restrict our proposed projects.

Our business is conducted in California, which is one of the most highly regulated and litigious states in the country. Therefore, our potential exposure to losses and expenses due to new laws, regulations or litigation may be greater than other real estate companies with a less significant California presence.

In addition, our projects are subject to various other federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Local regulations, including municipal or local ordinances and zoning restrictions, may restrict the use of our properties or otherwise affect our projects and may require us to obtain approval from local officials or community standards organizations with respect to our projects, including prior to undertaking renovations of any of our existing projects or acquiring a new project. If we fail to comply with various requirements, we might incur governmental fines or private damage awards. These regulations may cause us to incur additional costs and may lead to significant delays in our development projects, which could adversely affect us. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures.

Compliance with the Americans with Disabilities Act of 1990 may require us to make unintended expenditures.
Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. The ADA and a number of additional U.S. federal, state and local laws may require modifications to our projects or restrict certain further renovations of the projects, with respect to access thereto by disabled persons. Noncompliance with the ADA or these other laws could result in the imposition of fines or an award of damages to private litigants and an order to correct any non-complying feature, which may require substantial capital expenditures. We have not conducted an audit or investigation of all of our projects to determine our compliance, and we cannot predict the ultimate cost of compliance with the ADA or other similar legislation. If one or more of our projects is not in compliance with the ADA or other similar legislation, then we would be required to incur additional costs to bring the non-complying projects into compliance.

Risks Related to the Market for our Common Stock

The market price and trading volume of our common stock may be volatile, adversely affecting our stockholders.
We consummated our IPO in January 2007.  The market price of and trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines, you may be unable to resell your shares at or above your purchase price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or payment of dividends, or the lack thereof;

•	changes in estimates of our earnings;

•	redemptions of common units of our operating partnership;

•	adverse market reaction to any increased indebtedness that we may incur or any deterioration in our ability to obtain financing at all or on attractive terms;

•	future issuances of our common or preferred stock;

•	publication of research reports about us or the real estate industry;

•	additions or departures of key management personnel;

•	changes in market valuations of similar companies; or

•	general market and economic conditions.

Future offerings of debt securities, which would rank senior to our common stock upon liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, senior or subordinated notes, convertible notes and series of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Future sales of our common stock could have an adverse effect on our stock price.
As of March 28, 2008, there are approximately 86,678,100 shares of our common stock outstanding (excluding shares that we have a contingent obligation to issue) and 347,825 LTIP units in our operating partnership, which are exchangeable into shares of our common stock on a one-to-one basis, outstanding. We will issue an additional 20,000 LTIP units later in 2008. We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price of our common stock. Our directors and officers are able to sell an aggregate total of 42,972,514 shares of our common stock (excluding LTIP units), subject to restrictions imposed by federal securities laws and subject to vesting provisions applicable to 10,000 of those shares. Sales of substantial numbers of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock. We may issue from time to time additional common stock or common units of our operating partnership convertible into common stock in connection with the acquisition of properties, and we may grant demand or piggyback registration rights in connection with these issuances.

In the event we are unable to pay dividends, the market price of our common stock would likely decline. We may also elect to retain profits for future operations, which could reduce returns to stockholders and the market price of our common stock.
To date, we have not declared or paid any dividends. Any dividends will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, and other factors that our Board of Directors may deem relevant from time to time. We cannot assure you that we will be able to pay any dividends, and we do not expect to declare any dividends in 2008. Our ability to pay dividends to our stockholders is based on many factors, including:

•	our ability to complete our projects on favorable terms or at all;

•	our success in negotiating favorable lease terms;

•	our tenants’ ability to perform under their leases; and

•	the other risks described in this report.

We also cannot assure you that, in the event we pay dividends, the level of our dividends will increase over time or that the receipt of rental revenue in connection with future acquisitions of properties will increase our cash available for dividends to stockholders. Our Board may elect to retain any profits from operations to fund future operations and growth of the business. In the event of defaults or lease terminations by our tenants, lease payments could decrease or cease, which would result in a reduction in cash available for dividends to our stockholders.  In addition, if financing costs increase due to the state of the credit markets, our Board may elect to retain income from operations to fund future developments, which also results in a reduction in cash available for dividends to our stockholders.  In the event we are unable or elect not to pay dividends, the market price of our common stock would likely decline.

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                                Properties

At December 31, 2007, we own or have rights to purchase 27 rental projects and 28 development projects.  Most of the projects are located in or around the downtown area of Los Angeles, and all of the projects are in Southern California.

We have a wide range of project types, including commercial and residential projects. We believe these projects are well positioned in urban areas undergoing demographic, structural and/or economic change and present the opportunity to create value in otherwise obsolete or undervalued properties. Our projects were selected by our management for the purpose of increasing our return on investments while also having social benefits such as upgrading existing infrastructure instead of building new infrastructure, as well as reducing automobile reliance by locating businesses, customers and employees closer to each other and to existing public transit systems. This emerging category of urban infill development is called “Smart Growth” or “Transit Oriented Development.” By definition, urban infill is the development of vacant land or redevelopment of underused structures in built-up areas that have infrastructure and other public services in place. We believe our projects in downtown Los Angeles and our other projects are well positioned for Smart Growth.

Our projects were generally purchased for the purpose of developing, redeveloping, renovating or repositioning them for what we consider to be a higher and better use to maximize the return on investment, to create Smart Growth and to provide the community with social benefits.  Our projects are in various stages of development. Some of our projects are presently, in our view, at their highest and best use and are currently operating as rental projects.  Other projects are currently operating as rental projects, but we have long-term redevelopment plans for those projects.  These rental projects are not at what we consider to be their highest and best use and are classified according to their long-term use rather than the current type of temporary operations.  In addition, we have projects that are classified as development projects because they are currently under renovation, or construction will be commencing shortly.  Incidental revenue is earned at certain development projects where the construction period has not begun.

Beginning approximately two months before our estimated commencement of construction with respect to a redevelopment project, we begin terminating in-place leases at the project, whether month-to-month or otherwise, and finalize discussions with tenants about relocating to another one of our projects. Prior to these lease terminations, we discuss with tenants the redevelopment plans, and the steps needed to modify existing leases to month-to-month leases and relocation possibilities in anticipation of the redevelopment and related construction.

 In light of current and changing credit market conditions and availability of capital, we are evaluating and adjusting as appropriate our previously disclosed development and redevelopment plans, timelines and costs.

As disclosed in the footnotes below, some of our projects are subject to build-to-suit contracts. Our custom and practice is to enter into these contracts on a project-by-project basis with a company called Dynamic Builders. Typically, we identify a project for development or redevelopment and Dynamic Builders acquires the project and constructs the improvements according to our specifications. The final purchase price of each project subject to a build-to-suit agreement is based on construction costs and, therefore, we may ultimately pay more, or less, pursuant to a build-to-suit agreement than we anticipated at the commencement of construction activity.

Rental Projects

Presented below is our rental project portfolio as of December 31, 2007.  Projects not at what we consider to be their highest and best use are denoted with a footnote.

Rental Project	# of Projects	Net Rentable Square Feet	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

Commercial Projects
788 S Alameda	1	33,984	78.1%	$978,000	$36.84
Washington Cold Storage	1	59,000	100.0%	1,200,000	20.34
500 Mateo Street(3)	1	12,938	100.0%	122,400	9.46
Meruelo Wall Street	1	98,245	100.0%	2,074,560	21.12
Washington at Central(3)	1	5,479	25.6%	18,000	12.86
Southern California Institute of Architects	1	81,741	100.0%	1,212,000	14.83
2000 San Fernando Road	1	119,381	100.0%	2,865,144	24.00
Washington Produce Market	1	31,876	56.3%	366,000	20.42
905 E 8th Street(3)	1	32,000	53.4%	214,800	12.56
3rd and Omar Street(3)	1	23,297	23.2%	97,080	17.94
1919 Vineburn Avenue(3)	1	122,345	100.0%	506,520	4.14
1500 Griffith Avenue(3)	1	50,058	100.0%	440,823	8.81
4th Street Center(3)	1	14,472	100.0%	314,824	21.75
Seventh Street Produce Market (3)	1	122,120	62.9%	3,254,604	42.40
Alameda Square(3)(5)	1	1,463,696	61.0%	3,556,037	3.99
620 Gladys Avenue(3)	1	57,354	100.0%	517,227	9.02
1000 E Cesar Chavez(3)	1	50,373	16.8%	58,200	6.86
306 North Avenue 21 (3)	1	84,472	49.8%	167,465	3.98
Crown Commerce Center(3)	1	301,491	100.0%	1,785,645	5.92
420 Boyd Street(3)	1	47,806	71.7%	372,564	10.87
1800 E Washington Blvd (3)	1	108,744	100.0%	543,180	5.00
230 W Ave 26th(3)	1	67,971	31.9%	152,352	7.04
5707 S Alameda(3)	1	55,729	82.7%	166,595	3.61
1211 E Washington Blvd(3)	1	108,000	74.5%	384,192	4.77
Total Commercial Projects	24	3,152,572	72.8%	21,368,211	9.31

Residential Projects
American Apartments	1	13,550	89.3%	261,793	21.64
Southpark Tower - Phase 2 - J Restaurant(3)	See Note(4)	11,829	100.0%	425,844	36.00
Center Village (3)	1	176,628	100.0%	343,200	1.94
Pomona Park Village(3)	1	242,042	3.3%	96,060	12.01
Total Residential Projects	3	444,049	47.0%	1,126,897	5.40

Total Rental Project Portfolio	27	3,596,621	69.6%	$22,495,108	$8.98

(1)	Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2007.
(2)	Annualized rent per rentable square foot (“RSF”) represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
(3)	Project not currently at what we consider to be its highest and best use. Long-term development plans are in place for this project.
(4)	This parcel is part of a larger project that will be redeveloped as part of the Southpark Tower project discussed in the "Development Pipeline."
(5)	There is a pending eminent domain proceeding by the Los Angeles County Metropolitan Transit Authority against a non-contiguous portion of this project located at 1339 E. 7th Street.

Development Projects

Presented below is our development pipeline as of December 31, 2007.  In addition, annualized incidental revenue is disclosed for certain projects as construction has not yet commenced at these sites.  Development projects are classified by their intended use (residential or commercial) after construction is complete.
Development Project	# of Projects	Annualized Incidental Revenue per Year

Commercial Projects
801 E 7th Street	1	$216,000
2131 Humboldt Street	See Note (1)	144,000
Pomona Retail	1	102,000
Meruelo Baldwin Park	1	50,000
1828 Oak Street (3)	1	-
3000 E Washington Blvd (2)	1	-
Gold's Gym & Public Storage (2)	1	-
Camfield Retail Center	1	-
American Fish (3)	1	-
Ceres Street Produce Center	1	-
Barstow Produce Center	1	-
Wall Street Market (2)	1	-
Overland Terminal (3)	1	-
Musica Latina Building	1	-
Santa Fe Plaza	1	-
Total Commercial Projects	14	512,000

Residential Projects
Southpark Towers	1	423,000
Desmond Building	1	323,000
Ullman Tower One	1	245,000
Olive Street Towers	1	204,000
Ullman Tower Two	1	180,000
Sky Arc	1	153,000
TransAmerica Lofts	1	84,000
Union Lofts	1	-
717 W 9th Street	1	-
Meruelo Chinatown Tower	1	-
Vignes Village	1	-
San Fernando Court	1	-
Citrus Gardens	1	-
Covina Gardens	1	-
Total Residential Projects	14	1,612,000
Total Development Pipeline	28	$2,124,000

(1)	Project is currently considered a portion of the 306 N. Avenue 21 project and is counted as a rental project.
(2)	Project is currently owned and under redevelopment by a third party in accordance with a build-to-suit contract with us. The final purchase price will be based on construction costs.
(3)	We do not own this project, but have the option to purchase it from an unrelated third party, or, in the case of Overland Terminal, from a company owned by the parents of Richard Meruelo.

Tenants

The following table sets forth information regarding the 10 largest tenants in our portfolio of owned projects based on annualized base rent paid or payable as of December 31, 2007.

Top Ten Tenants in Our Portfolio of Owned Projects

Tenant	Number of Projects	Total Leased Square Feet(1)	Percentage of Our Portfolio’s Total Rentable Square Feet(1)	Annualized Base Rent(2) (3)	Percentage of Our Portfolio’s Annualized Base Rent (3)
American Apparel	1	788,273	19.0%	$2,971,752	11.6%
Federal Express Corporation	1	119,381	2.9%	2,865,144	11.2%
Southern California Institute of Architecture	1	81,741	2.0%	1,364,772	5.3%
Aztlan Cold Storage	1	59,000	1.0%	1,200,000	4.7%
Prestige Parking	6	See Note (4)	0.0%	1,089,000	4.2%
The Outdoor Recreation Group	1	122,345	2.9%	506,521	2.0%
AJSE/Santa Fe Fishing Inc	1	87,404	2.0%	498,000	1.9%
Evergreen Fresh Farms, Inc	1	81,661	2.0%	487,404	1.9%
J Lounge Restaurant	1	11,829	0.3%	425,844	1.7%
Grant Parking	2	See Note (4)	0.0%	420,000	1.6%

Total		1,351,634	32.1%	$11,828,437	46.1%

(1)
Based on total square footage of 4,153,922, which is the total square footage of space leased or available or offered for lease at both rental and development projects and excludes substantial portions of square footage in the projects that are not available or offered for lease because of redevelopment or repositioning activities. Parking square footage is not included in the calculation.

(2)
Because annualized base rent is not derived from historical results that were accounted for in accordance with accounting principles generally accepted in the Unites States, historical results differ from the annualized amounts.

(3)	Annualized base rent includes parking revenue per tenant’s contracts. The portfolio’s total annualized base rent includes parking revenue for this table only.
(4)
Prestige Parking leases parking lots at six projects totaling 283,374 square feet.  Grant Parking manages parking lots at two projects totaling 89,160 square feet.  Subsequent to year end, the Grant Parking management contract was terminated and Prestige Parking leased the two lots previously managed by Grant Parking.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2007 for each of the 10 calendar years beginning January 1, 2008 at the projects we own and are currently leasing space at, regardless of the project classification between rental and development. The information set forth in the table assumes that tenants exercise no renewal options or early termination rights.

Year of Lease Termination	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Total Rentable Square Feet(1)	Annualized Base Rent of Expiring Leases(2)	Percentage of Portfolio Annualized Base Rent
Month to Month	301	860,219	20.7%	$12,586,391	49.1%
2008	18	1,032,784	24.9%	5,206,419	20.3%
2009	6	161,005	3.9%	829,909	3.2%
2010	8	230,259	5.5%	2,135,340	8.3%
2011	3	124,220	3.0%	276,840	1.1%
2012	2	38,694	0.9%	457,179	1.8%
Thereafter	3	183,083	4.4%	4,141,944	16.2%

Total	341	2,630,264	63.3%	$25,634,022	100.0%

(1)
Based on total square footage of 4,153,922, which is the total square footage of space leased or available or offered for lease at both rental and development projects and excludes substantial portions of square footage in the projects that are not available or offered for lease because of redevelopment or repositioning activities.  Parking square footage is not included in the calculation.

(2)
Based on annualized base rent paid or payable as of December 31, 2007. Because annualized base rent is not derived from historical results that were accounted for in accordance with U.S. generally accepted accounting principles, historical results differ from the annualized amounts.  Annualized base rent does not include parking income.

Item 3.                                Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings, including those identified below, none of which we currently believe are material. We intend to vigorously seek enforcement of our rights and defend ourselves in each of these matters.  Recently, we settled all claims related to our Vignes Village project with the Los Angeles City Attorney's Office pursuant to which the company plead "no contest" to three misdemeanor counts with three years probation, and agreed to pay fines and investigation costs of approximately $250,000.  We also settled all claims related to our 7th Street Produce Market project with the Los Angeles City Attorney's Office pursuant to which the subsidiary of the company that owns the property plead "no contest" to four misdemeanor counts with three years probation, agreed to pay fines and investigation costs of approximately $35,000, and agreed to make donations to various nonprofit organizations in Los Angeles in the amount of $35,000.  We have settled all other legal proceedings previously disclosed in our Annual Report on Form 10-K dated December 31, 2006, and subsequent quarterly filings, except as follows:

With respect to our project at Overland Terminal, Meruelo Properties, Inc. (an entity owned by the parents of Richard Meruelo) filed an action on September 22, 2004 in the Superior Court of the County of Los Angeles against the current owner and seller of the project, Olympic Alameda Ventures, a general partnership, and its partners to specifically enforce Meruelo Properties’ rights under a purchase agreement to buy the project. We have agreed to acquire this property from Meruelo Properties once it is acquired from the seller of the property.  Meruelo Properties alleged that the seller breached the purchase agreement by, among other things, failing to satisfy various closing conditions, and the seller alleged that Meruelo Properties breached the purchase agreement by failing to close by a certain date, thus permitting seller to terminate the agreement.  Following a court trial, the court ruled in favor of Meruelo Properties, judgment has been entered, and the seller has filed an appeal which is currently pending as of December 31, 2007. During the course of the litigation, we acquired a 12.5% interest from one of the partners in the seller, and therefore the net remaining cost to the company to acquire this project may be reduced accordingly.

With respect to our project at Vignes Village, the Los Angeles Department of Building and Safety, or the Department, initiated an administrative proceeding in May 2006 as a result of the demolition of certain old industrial structures at the project by an affiliate of our predecessor without a demolition permit. As a result of such actions, the Department imposed an 18-month development ban against the property; however, the ban does not limit our ability to process applications for development on the property.  The ban will expire in May 2008.

Prior to the IPO, in November 2004, the company’s predecessor initiated a specific performance action in the Superior Court of the County of Los Angeles against the owner of property located at 9901 Alameda Street (a 21-acre property located in Los Angeles), seeking to enforce an agreement pursuant to which the predecessor had the right to purchase the property.  In 2005, the trial court ruled against the company’s predecessor on the grounds that the owner of the property had properly terminated the agreement prior to the anticipated closing.  On appeal, the court of appeals reversed the trial court’s decision and remanded the case to the trial court for a retrial.  On retrial, the trial court determined that the owner had breached the purchase agreement in attempting to terminate the agreement early, and judgment was entered in favor of the company.  Pursuant to the judgment, the company may purchase the property for $25.0 million, which is the purchase price originally agreed to in 2004.  On March 26, 2008 we entered into a purchase and sale agreement pursuant to which we agreed to acquire and resell this project.  The purchase agreement is subject to very limited conditions.  We expect this sale to close on March 31, 2008, although there is no assurance that any of the closing conditions will be timely fulfilled or that the transaction will in fact close.  Assuming the sale is completed as anticipated, we expect to receive net proceeds (i.e. after costs of sale are paid) of approximately $7.0 million.
There are other lawsuits, claims and legal proceedings that arise in the ordinary course of our business, including tenant eviction proceedings and other tenant disputes, and personal injury matters, none of which we currently believe are material. We intend to vigorously seek judicial enforcement of our rights in these proceedings as well.

Item 4.                                Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.                                Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed and is traded on the Nasdaq Global Market under the symbol “MMPI” since January 26, 2007.  The following table presents the high and low sales prices for our common stock as reported by the Nasdaq Global Market for the period from January 26, 2007 to December 31, 2007.

	High	Low
Period from January 26, 2007 to March 31, 2007	$ 10.90	$ 7.55
Quarter Ended June 30, 2007	8.83	7.11
Quarter Ended September 30, 2007	8.29	4.59
Quarter Ended December 31, 2007	6.70	3.14

The per-share closing price for our common stock, as reported by the Nasdaq Global Market on March 28, 2008, was $2.35.

Holders of Our Common Stock

As of March 28, 2008, there were approximately 73 record holders of our common stock, including shares held in “street name” by nominees who are record holders, but excluding employees that received stock awards under our 2007 Equity Incentive Plan.

Dividends

  We did not pay any cash dividends during the year ended December 31, 2007 and do not anticipate paying any for 2008. In addition, we cannot assure you (i) when or whether our Board of Directors will declare dividends in the future or (ii) of the amount of any dividends that may be declared in the future.  However, any determination to pay regular quarterly cash dividends to our stockholders in the future will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

  On December 31, 2007, pursuant to obligations we entered into in connection with our IPO and formation transactions, and in consideration of services rendered or to be rendered to the operating partnership, our operating partnership issued 20,000 LTIP units to certain of our executive officers.

  The LTIP units are subject to forfeiture provisions that expire ratably on each of the first three anniversaries of the date of grant. Forfeitability provisions generally will expire on the death or disability of the officer or the termination of such officer by us or the operating partnership without cause. The LTIP units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. We relied on the exemption based on representations given by the recipients of the securities.

  LTIP units are a special class of partnership interests in our operating partnership that initially have a liquidation value of zero. LTIP units will receive the same quarterly per unit profit distributions, if any, as common units of our operating partnership, except for disposition proceeds distributed prior to the corresponding “LTIP Equalization Date” for such LTIP units, as described below. Common units in our operating partnership will receive a distribution amount per unit equal to the dividend amount per share of our common stock. We have not declared or paid any dividends to date. Upon a certain event that we refer to as the LTIP Equalization Date, LTIP units may be converted, at the election of the holder, into one common unit in our operating partnership (or cash, at the election of our operating partnership). Common units in our operating partnership are redeemable at the election of the holder for (i) cash equal to the then fair market value of one share of our common stock, or (ii) at our option, one share of our common stock.

Use of Proceeds from Registered Securities

In our prior Securities and Exchange Commission reports we disclosed how we applied the proceeds from our IPO (registration no. 333-137457 declared effective January 24, 2007), except for proceeds in the amount of approximately $11.2 million that remained at September 30, 2007.  During the three months ended December 31, 2007, our operating partnership used the IPO proceeds that remained at September 30, 2007 for working capital purposes.

Performance Graph

The following graph compares the cumulative total shareholder return on the Common Stock of Meruelo Maddux Properties, Inc. from January 26, 2007 (the date upon which our Common Stock began publicly trading) through December 31, 2007 with the cumulative total return on the NASDAQ Composite index and an appropriate “peer group” index, the Dow Jones Wilshire Real Estate Holding & Development Index (assuming the investment of $100 in our Common Stock and in each of the indexes on January 26, 2007).

The actual returns displayed in the graph above are as follows:

	January 26, 2007	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Meruelo Maddux Properties, Inc.	100.00	82.55	76.98	55.75	37.74
NASDAQ Composite	100.00	100.30	107.49	111.99	109.26
DJ Wilshire Real Estate Holding & Development	100.00	103.28	100.71	86.88	72.08

Item 6.                                Selected Financial Data

The following tables set forth selected consolidated financial and operating data for our company and on a combined historical basis for our predecessor business.  Our company (which was formed for the purposes of our IPO and is not the predecessor) did not have any material corporate activity before January 30, 2007, the date on which we consummated our IPO.  Accordingly, information in the following tables as of any date or for any period before January 30, 2007 reflects the financial and operating data for our predecessor business.

The following summary combined financial and other data for the year ended December 31, 2007 consists of information about our predecessor business for the period from January 1, 2007 to January 29, 2007 and about our company for the period from January 30, 2007 to December 31, 2007.  The following summary combined financial and other data for the years ended December 31, 2006, 2005, 2004 and 2003 reflect the historical financial data of our predecessor business, which was not a legal entity but a combination of multiple limited liability companies and corporations previously owned by two affiliates of Mr. Meruelo and one affiliate of Mr. Maddux. The data for the years ended December 31, 2006 and 2005 has been derived from audited financial statements contained elsewhere in this report. The data for the years ended December 31, 2004 and 2003 has been derived from audited financial statements not contained in this report. The audited historical combined financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of such dates and for such periods under U.S. generally accepted accounting principles.

The following financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial and Other Data
(in thousands)

	The Company	The Predecessor
	Period from January 29, 2007 to December 31, 2007	Period from January 1, 2007 to January 29, 2007	Year ended December 31,
			2006	2005	2004	2003
Revenue:
Rental income	$21,647	$1,957	$22,422	$16,526	$11,836	$8,068
Management fees	260	12	285	602	142	138
Interest income on affiliate notes receivable	2,823	205	3,614	2,942	-	-
Other income	493	28	751	794	628	173
	25,223	2,202	27,072	20,864	12,606	8,379
Expenses:
Rental expenses	12,522	999	10,104	7,673	5,089	3,433
Interest expense	9,513	2,205	25,333	16,492	6,188	2,650
Depreciation and amortization	6,064	374	3,982	2,502	1,987	1,344
General and administrative	8,993	628	6,045	4,222	1,934	933
	37,092	4,206	45,464	30,889	15,198	8,360
Operating (loss) income	(11,869)	(2,004)	(18,392)	(10,025)	(2,592)	19
(Loss) income from continuing operations	(11,869)	(2,004)	(18,392)	(10,025)	(2,592)	19
Discontinued operations:
Gain on sale of real estate	–	–	1,329	-	3,183	-
Net income (loss) before income taxes	(11,869)	(2,004)	(17,063)	(10,025)	591	19
Provision (benefit) for income taxes	-		-	-	-	-
Net income (loss)	$(11,869)	$(2,004)	$(17,063)	$(10,025)	$591	$19

Selected Consolidated Financial and Other Data
	The Company	The Predecessor
	Period from January 29, 2007 to December 31, 2007	Period from January 1, 2007 to January 29, 2007	Year ended December 31,
			2006	2005	2004	2003
Balance Sheet Data (at period end):
Investments in real estate	$767,885	N/A	$494,809	$407,649	$122,190	$64,669
Total assets	784,180	N/A	508,057	427,352	125,810	66,753
CalPERS and mortgages notes	307,394	N/A	492,643	431,141	109,406	58,750
Total liabilities	366,998	N/A	553,114	449,733	119,207	68,740
Owners' equity (deficit)	417,182	N/A	(45,057)	(22,381)	6,603	(1,987)
Total liabilities and stockholders' / owners equity	784,180	N/A	508,057	427,352	125,810	66,753

Other Data:
EBITDA (1)	3,708	575	12,252	8,969	8,766	4,013
Cash flows from (used in) :
Operating activities	(7,210)	226	(15,852)	(17,169)	(1,899)	1,627
Investing activities	(217,015)	(3,171)	(62,261)	(276,182)	(56,110)	(16,745)
Financing activities	226,268	1,551	70,999	301,853	58,815	15,250

Reconciliation of EBITDA to Net Loss:
Net income (loss)	$(11,869)	$(2,004)	$(17,063)	$(10,025)	$591	$19
Plus:
Interest expense	9,513	2,205	25,333	16,492	6,188	2,650
Depreciation and amortization	6,064	374	3,982	2,502	1,987	1,344
Provision (benefit) for income taxes	-	-	-	-	-	-
EBITDA	$3,708	$575	$12,252	$8,969	$8,766	$4,013

(1)
EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure for us and for our stockholders and is a complement to net income and other financial performance measures provided in accordance with generally accepted accounting principles in the United States of America, or GAAP. We use EBITDA to measure the financial performance of our operating properties because it excludes expenses such as depreciation and amortization, taxes and interest expense, which are not indicative of operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. By excluding depreciation and amortization expense, which can vary from property to property based on a variety of factors unrelated to the properties’ financial performance, we can more accurately assess the financial performance of our properties. Under GAAP, real estate properties are recorded at historical cost at the time of acquisition and are depreciated on a straight line basis. By excluding depreciation and amortization, we believe EBITDA provides a basis for measuring the financial performance of properties unrelated to historical cost. However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss), which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

Item 7.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the consolidated and combined financial statements of our company and our predecessor business and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements included below that are not historical may be forward-looking statements, including information concerning development timing and investment amounts. See “Forward-Looking Statements.” These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Although the information is based on our current estimations, actual results could vary. You are cautioned not to place undue reliance on this information. For a discussion of important risks related to our business, and an investment in our common stock, see the discussion under the caption “Risk Factors” above and under the caption “Factors That May Influence Future Results of Operations” below. References in the discussion below, unless the context suggests otherwise, “we,” “our,” “us” or “our company” mean Meruelo Maddux Properties, Inc. and its subsidiaries.

Overview and Background

We are a self-managed, full-service real estate company that develops, redevelops and owns commercial and residential properties located in downtown Los Angeles and other densely populated urban areas in California that are undergoing demographic or economic changes. As of December 31, 2007, we own, lease with rights to purchase or have rights to acquire interests in 55 projects.

We were organized on July 5, 2006 to acquire substantially all of the interests and assets and to succeed to the business of our predecessor, Meruelo Maddux Properties, which we will collectively refer to herein as our predecessor business. Our predecessor business was a combination of entities whose controlling interest was owned by Richard Meruelo and non-controlling interest was owned by John Charles Maddux. We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).

On January 30, 2007, we consummated our initial public offering (our “IPO”) and sold to the public 40,000,000 shares of our common stock. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock, and we also issued 275,207 shares to affiliates of Messrs. Meruelo and Maddux that we had a contingent obligation to issue (we have a remaining obligation to issue up to 2,261,388 shares). As of December 31, 2007, we had 85,837,900 shares of common stock outstanding. Including proceeds from issuance of shares pursuant to the over-allotment option, we raised approximately $425.7 million in net proceeds in our IPO, after the underwriting discount but before expenses related to our IPO.

In addition, as of January 30, 2007, the operations of our company are carried on primarily through Meruelo Maddux Properties, L.P. (the “operating partnership”). Our company is the sole general partner in the operating partnership. Pursuant to contribution agreements among us and the owners of our predecessor business, we received a contribution of interests in real estate properties in exchange for shares of common stock in our company, cash tax coverage payments and our assumption of debt and other specified liabilities. Our predecessor business combined 50 limited liability companies and three S-corporations with their respective member/ownership interests. In connection with our IPO and our formation transactions, we acquired entities that own, or that are party to pending purchase and sale agreements, build-to-suit contracts, options to purchase and leases in respect of 32 development and redevelopment projects and 22 rental projects.

As of December 31, 2007, we have 99.6% ownership interests in each of the entities (which have ownership, leasehold or acquisition rights in respect of the projects indicated in parentheses) as summarized below.

Rental Properties:

•	788 South Alameda, LLC (788 S. Alameda)

•	Merco Group — 3185 E. Washington Boulevard, LLC (Washington Cold Storage)

•	Meruelo Maddux — 500 Mateo Street, LLC (500 Mateo Street)

•	Alameda Produce Market, Inc. (Alameda Square & Seventh Street Produce Market)

•	Meruelo Wall Street, LLC (Meruelo Wall Street)

•	Merco Group — 620 Gladys Avenue, LLC (620 Gladys Avenue)

•	Meruelo Maddux Properties — 1919 Vineburn Street, LLC (1919 Vineburn Avenue)

•	Merco Group — 1500 Griffith Avenue, LLC (1500 Griffith Avenue)

•	Santa Fe Commerce Center, Inc. (Crown Commerce Center)

•	905 8th Street, LLC (905 E. 8th Street)

•	Merco Group — 1211 E. Washington Boulevard, LLC (1211 E. Washington Blvd. & Washington at Central Retail)

•	Meruelo Maddux — 3rd & Omar Street, LLC (3rd & Omar Street)

•	Merco Group, LLC (Sky Arc—Development Project and Southern California Institute of Architects—Operating Project)

•	Santa Fe & Washington Market, Inc. (American Apartments)

•	Merco Group — 2001-2021 West Mission Boulevard, LLC (Pomona Village and Pomona Retail)

•	Meruelo Farms, LLC (Center Village)

•	Meruelo Maddux Properties — 306-330 N. Avenue 21, LLC (2131 Humboldt Street)

•	Merco Group — 5707 S. Alameda, LLC (5707 S. Alameda)

•	Meruelo Maddux — 1000 E. Cesar Chavez, LLC (1000 E. Cesar Chavez)

•	Meruelo Maddux Properties — 1800 E. Washington Boulevard, LLC (1800 E. Washington Blvd.)

•	Merco Group — Little J, LLC (TransAmerica Lofts – Operating Project and Southpark Towers – Development Project)

•	Meruelo Maddux — 420 Boyd Street, LLC (420 Boyd Street)

•	Meruelo Maddux — 2000 San Fernando Road (2000 San Fernando Road)

•	Meruelo Maddux — 230 W. Avenue 26, LLC (230 W. Ave. 26th)

•	2640 Washington Boulevard, LLC (Washington Produce Market)

•	Meruelo Maddux — 2415 E. Washington Blvd., LLC (Crown Commerce Center)

Real Estate Held for Development:

•	Meruelo Maddux — 555 Central Avenue, LLC (American Fish)

•	Meruelo Maddux — 3000 E. Washington Blvd., LLC (3000 E. Washington Blvd.)

•	Meruelo Maddux Properties — 2131 Humboldt Street, LLC (2131 Humboldt Street)

•	Merco Group — Ceres Street Produce, LLC (Ceres Street Produce Market)

•	Meruelo Maddux Properties — 2951 Lenwood Road, LLC (Barstow Produce Center)

•	Wall Street Market, LLC (Wall Street Market)

•	Merco Group — 1225 E. Washington Boulevard, LLC (Crown Commerce Center)

•	1828 Oak Street, LLC (1828 Oak Street)

•	Merco Group — 4th Street Center, LLC (4th Street Center)

•	Merco Group — 2529 Santa Fe Avenue, LLC (Santa Fe Plaza)

•	Merco Group — 425 West 11th Street, LLC (Desmond Building)

•	Merco Group — 1308 S. Orchard, LLC (Musica Latina Building)

•	Merco Group — 801 E. 7th Street, LLC (801 E. 7th Street)

•	Merco Group — 2035 Camfield Avenue, LLC (Camfield Retail Center and Gold’s Gym & Storage)

•	Merco Group — 2040 Camfield Avenue, LLC (Camfield Retail Center and Gold’s Gym & Storage)

•	Merco Group — Overland Terminal, LLC (Overland Terminal)

•	Meruelo Maddux Properties — 760 S. Hill Street, LLC (The Union Lofts)

•	Meruelo Maddux — 845 S. Flower Street, LLC (717 W. 9th Street)

•	Meruelo Maddux — 915-949 S. Hill Street, LLC (Ullman Tower One)

•	Meruelo Maddux — 817-825 S. Hill Street, LLC (Ullman Tower Two)

•	Merco Group — Southpark, LLC (Southpark Towers, TransAmerica Lofts & Olive Street Towers)

•	Meruelo Maddux — 336 W. 11th Street, LLC (Southpark Towers)

•	Meruelo Chinatown, LLC (Meruelo Chinatown Village)

•	Meruelo Baldwin Park, LLC (Meruelo Baldwin Park)

•	Meruelo Maddux Properties — 1060 N. Vignes, LLC (Vignes Village)

•	Meruelo Maddux Properties — 1009 North Citrus Avenue, Covina, LLC (Citrus Gardens)

•	Merco Group — 146 E. Front Street, LLC (Covina Gardens)

•	Meruelo Maddux Properties — 12385 San Fernando Road, LLC (San Fernando Court)

Other Entities:

•	Meruelo Maddux Construction, Inc.

•	Meruelo Maddux California Future Fund, LLC

•	MMP Ventures, LLC

•	Meruelo Maddux Properties, LP

•	Meruelo Maddux Management, LLC

•	Alameda North Parking, LLC

•	Meruelo Maddux – Lugo Washington, LLC

Significant Financing Transactions

The State of California Public Employee’s Retirement System, or CalPERS, had been a substantial investor in our predecessor business. In February 2005, CalPERS had provided our predecessor business with capital in the form of a revolving credit facility in the principal amount of approximately $150.0 million. We used a portion of the net proceeds of our offering to pay all amounts outstanding under the CalPERS facility, including $34.2 million in accrued interest, and terminated the facility. We further reduced interest expense by repaying approximately $111.3 million of net principal mortgage debt secured by our projects.

Revenue Base

As of December 31, 2007 and 2006, we had 27 and 22 projects, respectively, that were classified as rental properties. We receive revenue primarily from rental income (including tenant reimbursements) from commercial and industrial properties, which is included as rental income in the financial statements of our company and our predecessor business. We also generate a small amount of management fee revenue by providing property management, leasing and development services to properties that are owned by affiliates. However, our business plan is distinctive in that we focus on urban infill development and on finding different, more profitable uses for existing urban properties. Such properties may have substantial vacancies or unstable occupancies or require major renovation for a new use. Because we are foremost a redeveloper and the large majority of our projects are not complete, we do not believe that the results of our current leasing operations are indicative of the inherent value of our existing portfolio.

Recent Developments

    In January 2008, we engaged a third party broker to actively market our project at 2000 San Fernando Road for sale, and concurrently, we classified this project as held for sale in accordance with SFAS 144.  We entered into a purchase and sale agreement on March 14, 2008 pursuant to which we agreed to sell this project.  The purchase agreement is subject to customary conditions, including the buyer’s completion of a due diligence investigation to its satisfaction.  We expect this sale to close in April 2008, although there is no assurance that any of the closing conditions will be timely fulfilled or that the transaction will in fact close.  Assuming the sale is completed as anticipated, we expect to receive net sale proceeds (i.e. after the loan secured by this project and all other costs of sale are paid) in excess of $26.0 million.  See Note 19 of Item 15 “Financial Schedules - Notes to Consolidated and Combined Financial Statements” for additional information.

    On March 26, 2008 we entered into a letter of intent pursuant to which we will agree to sell substantially our entire project at 801 E. 7th Street, and concurrently, we classified this project as held for sale in accordance with SFAS 144.  The purchase agreement would be subject to customary conditions, including the buyer’s completion of a due diligence investigation to its satisfaction.  We expect this sale would close in May 2008, although there is no assurance that any of the closing conditions would be timely fulfilled or that the transaction would in fact close.  Assuming the sale is completed as anticipated, we expect to receive net sale proceeds (i.e. after the loan secured by this project and all other costs of sale are paid) in excess of $5.0 million.  See Note 19 of Item 15 “Financial Schedules – Notes to Consolidated and Combined Financial Statements” for additional information.

    On March 26, 2008 we entered into a purchase and sale agreement pursuant to which we agreed to sell a project we have the right to acquire at 9901 Alameda.  The purchase agreement is subject to very limited conditions.  We expect this sale to close on March 31, 2008, although there is no assurance that any of the closing conditions will be timely fulfilled or that the transaction will in fact close.  Assuming the sale is completed as anticipated, we expect to receive net sale proceeds (i.e. after all costs of sale are paid) of approximately $7.0 million.  See Note 19 of Item 15 “Financial Schedules – Notes to Consolidated and Combined Financial Statements” for additional information.

    In our formation transactions in connection with our IPO, we acquired a contingent note receivable held by our predecessor business. The obligor on the contingent note receivable is an entity owned by the two affiliates described above. We refer to this obligor as the “Taylor Yards entity.” The Taylor Yards entity in turn owns a property that we refer to as the “Taylor Yards property.” The contingent note receivable evidences amounts drawn under our predecessor business’ credit facility provided by CalPERS, which amounts were loaned to the Taylor Yards entity by our predecessor business to acquire the Taylor Yards property. The Taylor Yards entity and the Taylor Yards property were not contributed to us as part of our formation transactions because the Taylor Yards property was, and remains, subject to condemnation proceedings by the Los Angeles Unified School District. However, the amount of consideration we delivered in our formation transactions for our initial projects to the two affiliates of Messrs. Meruelo and Maddux was effectively reduced by an amount equivalent to the contingent note receivable.

    Pursuant to the arrangement, we agreed that, if and when amounts owing under the contingent note receivable are paid and are no longer subject to litigation risk, we would issue to affiliates of Messrs. Meruelo and Maddux a total number of shares of common stock having a value equal to such payments (valuing the common stock for this purpose at the per share price in our IPO), plus pay their interest at the “applicable federal rate” in effect from the date of the IPO closing through the date of the stock issuance. On February 14, 2007, in consideration of payments made under the note receivable, we issued a total of 275,207 shares pursuant to the contingent issuance arrangement. In addition, on March 10, 2008, we issued 840,000 shares to affiliates of Mssrs. Meruelo and Maddux that we had a contingent obligation to issue based on amounts that were previously paid to our company by the Taylor Yards entity and that have since become no longer subject to litigation risk.  As a result of such litigation risk being removed, the company has no contingent or other obligation to return such amounts received.  Any further payment of the contingent note receivable and any further contingent issuance of stock depends on the amount of the condemnation proceeds for the Taylor Yards property.  We have a remaining obligation to issue up to 1,421,423 additional shares if and when amounts owing under the contingent note receivable are paid and no longer subject to litigation risk.
Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations of our company and our predecessor are based upon the consolidated and combined financial statements, and schedules which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Actual amounts may differ from those estimates and assumptions. We have provided a summary of our significant accounting policies in Note 2 to the consolidated and combined financial statements included elsewhere in this report. We have summarized below those accounting policies that require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of that date.

Real Estate Held for Development

Real estate held for development includes land and buildings (at cost) we intend to or have begun developing.   We start to capitalize costs to real estate held for development as we take steps required to prepare the property for its intended use. Project costs associated with the development and construction of a real estate project, including land, entitlement and building improvement costs, are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with the development are also capitalized in the period in which they are incurred. We reduce these capitalized costs for incidental revenue generated from tenant leases, parking income and movie shoots.  Once the real estate project is completed and the project is ready for its intended use, the costs capitalized to construction in progress and the land and building costs associated with the completed project are transferred to rental properties on the consolidated balance sheet as the historical cost of the project.

Rental Properties

Rental properties, including land, building improvements and capitalized leasing commissions, are stated at cost, less accumulated depreciation. We are required to make subjective assessments as to the useful lives of our assets for purposes of determining the amount of depreciation to record on an annual basis with respect to our buildings and building improvements. These assessments are primarily based upon our decision to either develop or operate a property. For example, if we determine that we will be developing a property and the building will be replaced upon commencement of construction, the estimated useful life will be the time from the date of purchase to the estimated date of demolition. Upon completion of the development, buildings and building improvements are depreciated over estimated useful lives ranging from 2 to 39 years. Tenant improvements are depreciated over the term of the respective tenant leases. Capitalized lease commissions are amortized over the term of the related leases.

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

The acquisition of real estate properties is accounted for in accordance with SFAS No. 141, Business Combinations (“SFAS 141”) whereby the value of real estate acquired is allocated between land, buildings and improvements, acquired leasing commissions and tenant coordination costs, and to acquired above- and below-market leases and tenant relationships. The fair value of tangible assets is determined on an “as-if-vacant” basis based upon comparable sales and other relevant information obtained in connection with the acquisition of the property. The estimated fair value of acquired in-place at-market leases are the costs we would have incurred to lease property to the occupancy level of the property at the date of acquisition. Such estimate includes the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to eight to nine months. These allocations have a direct impact on our results of operations as allocations between land, buildings and improvements because, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to allocating the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition (“SAB 104”), as amended. SAB 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases and minimum rents are recognized on lease terms exceeding one year on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in accounts receivable in the consolidated and combined balance sheets. Recoveries from tenants for common area maintenance expenses, real estate property taxes and other recoverable operating expenses are recognized as revenue in the period the associated costs are incurred. In addition, the company records a capital asset for leasehold improvements constructed by us that are reimbursed by tenants, with the offsetting amount recorded to deferred revenue which is included in accrued expenses and other liabilities. The deferred revenue is amortized as additional rental revenue over the life of the related lease.

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

Lease termination fees are recorded when the related leases are canceled and our company has no continuing obligation to provide services to such former tenants. Lease termination fees are included in rental revenues and were not material for the years ended December 31, 2007, 2006 and 2005.

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

Evaluation of Asset Impairment

We evaluate a property for potential impairment when events or changes in circumstances indicate that the current book value of the property may not be recoverable pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In the event that these periodic assessments result in a determination that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. Estimates of expected future net cash flows are inherently uncertain and are based on assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. These estimates require us to make assumptions relating to, among other things, future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.  No impairment was identified at December 31, 2007 or 2006, as projected undiscounted cash flows were sufficient to recover the current book value, although a change in our strategy or a significant change in market conditions could require that we recognize an impairment loss, and such a loss could be material.

Factors That May Influence Future Results of Operations

The following is a summary of the more significant factors we believe may affect our results of operations. For a more detailed discussion, see the information under the caption “Risk Factors” elsewhere in this report.

Development and Redevelopment Activities

We believe that our development and redevelopment activities present growth opportunities for us over the next several years. We continually evaluate the size, timing and scope of our development and redevelopment initiatives and, as necessary, sales activity to reflect the economic conditions and the real estate fundamentals that exist. However, development and redevelopment of our projects is highly speculative and subject to timing, budgeting and other risks, including cyclical over-building or over-investing within certain real estate submarkets and changing political situations that may interfere with our proposed uses of projects. In particular, we are subject to increases in the costs of materials (especially in the price of steel, lumber, dry wall, copper and concrete, which are significant components of construction costs) caused by changing market conditions, including increased global demand. We are also affected by changes in laws and regulations (including the land use entitlement processes), particularly in the City of Los Angeles, fiscal policies and zoning ordinances and the related costs of compliance with laws, their regulations and policies.  Increases in interest rates will increase our borrowing costs and our overall development or redevelopment costs for a project. In addition, customers may be unwilling or unable to purchase our for-sale residential units at times when mortgage-financing costs are high or as borrower credit quality declines.  Finally, changes in availability of capital will affect our ability to develop our projects, including timing and the type and extent of development. The occurrence of one or more of these events could adversely affect our financial condition, results of operations and cash flows.

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

The amount of rental income is also significantly impacted by our ability to attract and retain large tenants in our properties.  Our top 10 tenants comprise 46.1% of our annualized base rental revenues as of December 31, 2007.  In addition, our largest tenant is American Apparel, who leases 788,273 square feet of industrial space as of December 31, 2007. This lease represents 11.6% of our annualized base rental revenue for the year ended December 31, 2007, but expires on December 31, 2008. In addition, we have one other tenant, FedEx, whose lease represents 11.2% of our annualized base rental revenue as of December 31, 2007. The FedEx lease expires in October 2014; however FedEx has the option to extend the term of the lease for an additional five years.  No other tenant comprises more than 10.0% of our portfolio’s total rentable square feet or annualized base rental revenues.

Effect of Credit Market Disruptions

Our primary objective is to maximize return on investment through development and redevelopment activities, and these activities require significant amounts of capital.  The current disruption in the credit markets has made it more difficult for us to obtain debt financing.  It has also caused us to evaluate additional sources of capital and cash flow. This disruption has or may affect us in a number of ways, including by:

•
making it more difficult for us to obtain financing on attractive terms, resulting in lower loan-to-value ratios and loan-to-cost ratios, higher interest rates and generally less available debt capital;

•
creating the need to evaluate and adjust as appropriate our previously disclosed development and redevelopment plans and timelines (both commencement and completion dates) to correlate with adjustments in the availability of capital and other current and changing market conditions;

•	increasing our projected development costs and the percentage and therefore amount of equity we are required to contribute to our projects;

•
moving sales and leasing revenue from our properties from earlier periods to subsequent periods, thereby not eliminating our negative cash flow as quickly as we anticipate and as a result reducing our liquidity more than anticipated;

•
leading us to decide to sell certain assets that we believe have reached near-term maximum value or which are not central to our development or redevelopment plans, or which are otherwise in the best interests of the company to sell;

•	leading us to enter into joint venture agreements with respect to certain of our more capital intensive projects;

•	leading us to seek debt or equity-linked capital available to public companies and

•
leading us to refocus certain previously anticipated longer-term development projects to produce more near-term income through leasing the project and thereby reducing capital outflows through the redevelopment process and increasing near-term cash flow.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets as well as the desirability of our individual properties. As of December 31, 2007, approximately 1.5 million square feet, or 36.7% of the square footage held for lease, of our portfolio of wholly-owned rental and development projects was available for lease. To allow for flexibility in our redevelopment strategy, we generally seek to execute month-to-month leases with tenants in our properties that have not yet been developed to what we consider to be their highest and best use. As of December 31, 2007, month-to-month leases represent approximately 49.1% of the annualized base rent of our portfolio of owned projects. The following table sets forth a summary schedule of lease expirations for leases in place at our owned projects as of December 31, 2007:

Year of Lease Termination	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Total Rentable Square Feet(1)	Annualized Base Rent of Expiring Leases(2)	Percentage of Portfolio Annualized Base Rent
Month to Month	301	860,219	20.7%	$12,586,391	49.1%
2008	18	1,032,784	24.9%	5,206,419	20.3%
2009	6	161,005	3.9%	829,909	3.2%
2010	8	230,259	5.5%	2,135,340	8.3%
2011	3	124,220	3.0%	276,840	1.1%
2012	2	38,694	0.9%	457,179	1.8%
Thereafter	3	183,083	4.4%	4,141,944	16.2%

Total	341	2,630,264	63.3%	$25,634,022	100.0%

(1)
Based on total square footage of 4,153,922, which is the total square footage of space leased or available or offered for lease at both rental and development projects and excludes substantial portions of square footage in the projects that are not available or offered for lease because of redevelopment or repositioning activities.  Parking square footage is not included in the calculation.

(2)
Based on annualized base rent paid or payable as of December 31, 2007. Because annualized base rent is not derived from historical results that were accounted for in accordance with U.S. generally accepted accounting principles, historical results differ from the annualized amounts.  Annualized base rent does not include parking income.

Results of Operations

Executive Summary

When reviewing this document, it is important to be aware that the company became a publicly owned entity on January 30, 2007.

Our operating results for the year ended December 31, 2007, were in line with management’s expectations. We are first and foremost a development company, and while we seek to maximize net rental revenues, our primary objective is to maximize return on investment through development and redevelopment activities. In light of the current and changing credit market conditions and availability of capital, we are evaluating and adjusting as appropriate our previously disclosed development and redevelopment plans, timelines and costs. We have completed construction work on the residential portion of our Union Lofts project and began leasing the project in March 2008.  We are continuing the construction work on the restaurant/lounge space, which we anticipate will be completed by the end of 2008.  The restaurant/lounge space has already been leased.  We have also continued construction activity on a 214 residential unit tower at 717 W. Ninth Street, which we anticipate will be completed in 2009.

The IPO significantly affected our results for the year ended December 31, 2007 as compared to the year ended December 31, 2006 during which period our predecessor business operated. We used IPO proceeds to pay down existing mortgage debt and to pay off the CalPERS mezzanine loan facility incurred by our predecessor business as was contemplated in connection with our IPO. This has substantially reduced interest expense for the current year. We have also used IPO proceeds to acquire eight properties, three of which are identified here as rental properties. In addition, we acquired four parcels attached to existing rental properties and placed them in service upon purchase.  These acquisitions, together with acquisitions of rental properties during 2006, have affected the comparability of rental income as well as rental expenses. A portion of the IPO proceeds was invested in a money market account throughout the year, increasing our interest income compared to the prior year period.

While we have seen an increase in revenue from rental properties during the year ended December 31, 2007 in comparison to the year ended December 31, 2006, this may not be a predictable measure of our performance for the future. The majority of our assets were acquired with development or redevelopment plans in mind and only seven of the 27 rental projects have a current use that is unlikely to be altered within the next five years. We classify a property as either a rental property or as real estate held for development. Some properties classified as real estate held for development may generate cash flow (for example, from parking operations), but such cash flow is ancillary to the development and is not reported as rental income but instead is offset against costs that are capitalized.

Most of the properties categorized as rental properties were acquired in part or in whole for their redevelopment potential, and, as our market area continues to undergo significant change, we believe the redevelopment potential of rental properties will increase. See below for additional information regarding our acquisition and development activities.

Ongoing redevelopment activity at rental properties, or portions thereof, will continue to change gross rental property income on a portfolio-wide basis until such time that the majority of our current development pipeline has been fully developed. This has the effect of temporarily reducing net operating income in certain cases until such time as the development or redevelopment projects are completed and leased.

During the year ended December 31, 2007 we experienced rental income declines at Seventh Street Produce Market due to county health department enforcement actions at this project. These enforcement actions resulted in a number of our tenants being forced to cease operations and ultimately leave their tenanted space. We believe these declines will be temporary and ultimately reversed as we implement a plan of best-practices tenant education as well as a physical rehabilitation for this facility.  The triple net lease with Rockwell Collins at Pomona Village expired on January 31, 2007 causing revenue to decline and operating expenses to increase.  We also began to reserve for potential property tax increases that may result from our formation transactions.

In addition to these factors, we experienced several significant changes in our accounting as a result of our IPO that affect the comparability of our results. These changes include certain purchase accounting adjustments recorded under Statement of Financial Standard (SFAS) No. 141, Business Combinations, for the fair value of real estate, which affect depreciation and amortization expense. In addition, the adjustments increasing the fair value of the real estate subsequently increased our deferred income tax liabilities and paid in capital.

Acquisition and development activities

The comparability of our results of operations is significantly affected by our development and acquisition activities in 2007 and 2006. At December 31, 2006, we owned interests in 22 rental projects and 32 projects held as real estate for development. At December 31, 2007, we owned interests in 27 rental projects and 28 projects held as real estate for development.

Between January 1, 2007 and December 31, 2007, we acquired or placed in service the following five rental projects.

Projects	Acquisition or Conversion Date	Square Footage
Washington Produce Market (2640 Washington Blvd)	3/7/2007	31,876
230 W. Avenue 26th	4/1/2007	67,971
2000 San Fernando Road	4/2/2007	119,381
420 Boyd Street	6/27/2007	47,806
4th Street Center	9/30/2007	14,472
Total		281,506

In addition, between January 1, 2007 and December 31, 2007, we acquired or placed in service additional parcels attached to the following current rental projects.
Projects	Date of Addition	Square Footage
Crown Commerce Center	1/26/2007	18,500
905 E 8th Street	3/23/2007	3,597
Center Village	3/27/2007	66,135
620 Gladys Avenue	4/13/2007	49,959
Total		138,191

Comparison of the year ended December 31, 2007 to year ended December 31, 2006

The following table reflects our consolidated and combined statements of operations for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2007(1)	Predecessor 2006	Increase (Decrease)
Revenue:
Rental income	$23,604	$22,422	$1,182	5.3%
Management fees	272	285	(13)	-4.6%
Interest income	3,028	3,614	(586)	-16.2%
Other income	521	751	(230)	-30.6%
	27,425	27,072	353	1.3%
Expenses:
Rental expenses	13,521	10,104	3,417	33.8%
Interest expense	11,718	25,333	(13,615)	-53.7%
Depreciation and amortization	6,438	3,982	2,456	61.7%
General and administrative	9,621	6,045	3,576	59.2%
	41,298	45,464	(4,166)	-9.2%
Operating Loss	(13,873)	(18,392)	4,519	24.6%
Discontinued operations:
Gain on sale of real estate	-	1,329	(1,329)	-100.0%
Loss before income taxes	$(13,873)	$(17,063)	$3,190	18.7%

(1)
For purposes of comparison, 2007 amounts include the predecessor results for the period from January 1, 2007 to January 29, 2007 and our company results for the period from January 30, 2007 to December 31, 2007.

Rental income. Rental income increased by $1.2 million, or 5.3%, to $23.6 million for the year ended December 31, 2007 compared to $22.4 million for the year ended December 31, 2006. An increase of $2.8 million is attributable to rental operations at 2000 San Fernando Road, the J restaurant and 788 S. Alameda, which had limited or no operation in the prior year. We also had increased rental income from other properties of $1.8 million offset by rental declines at Pomona Village and Seventh Street Produce Market of $3.2 million, which include the previously-discussed Rockwell Collins lease expiration at Pomona Village and occupancy decreases at the Seventh Street Produce Market that are a result of health department actions.

Management fees. Management fees decreased by $0.01 million, or 4.6%, to $0.27 million for the year ended December 31, 2007 compared to $0.28 million for the year ended December 31, 2006. The decrease is due to the reduction in fees applicable to the Taylor Yards property. We reduced management fees on June 30, 2006 due to the condemnation proceedings and the fact that developing activities ceased partially offset by an increase in construction services to affiliated entities during 2007.

Interest income. Interest income decreased by $0.6 million, or 16.2%, to $3.0 million for the year ended December 31, 2007 compared to $3.6 million for the year ended December 31, 2006. An increase of $2.2 million is attributable to interest income from investing the funds from our IPO offset by a decrease in the interest income from affiliate note receivable of $2.8 million, which is due to a decrease in the interest rate from 18.0% to 4.77% pursuant to an agreement with the affiliated parties.

Other income.  Other income, which is primarily composed of leasing our space to businesses in the entertainment industry for filming, decreased by $0.2 million, or 30.6%, to $0.5 million for the year ended December 31, 2007 compared to $0.7 million for the year ended December 31, 2006. The decrease is attributable to fewer filming contracts in the current year compared to the prior year.

Rental expenses. Rental expenses increased by $3.4 million, or 33.8%, to $13.5 million for the year ended December 31, 2007 compared to $10.1 million for the year ended December 31, 2006. The increase of $1.7 million is attributable to the operation of rental properties placed in service during 2006 or 2007 and which had limited or no operations during the year ended December 31, 2006. In addition, as a result of the previously discussed Rockwell Collins triple net lease expiration at Pomona Village, rental expenses increased by approximately $0.5 million.  Finally, we began accruing for estimated property tax contingencies resulting from our formation transactions.

Interest expense. Interest expense decreased by $13.6 million, or 53.7%, to $11.7 million for year ended December 31, 2007 compared to $25.3 million for the year ended December 31, 2006. The decrease is due to the payoff of the CalPERS credit facility and other mortgage debt instruments from our IPO proceeds and the cessation of amortization of loan costs associated with the CalPERS note.

Depreciation and amortization expense. Depreciation and amortization expense increased by $2.4 million, or 61.7%, to $6.4 million for the year ended December 31, 2007 compared to $4.0 million for the year ended December 31, 2006. This increase is primarily due to increased real estate values as a result of property acquisitions and the purchase of additional interests in the current portfolio. In addition, during the current year, we reclassified certain amounts between land and building and improvements, which resulted in increased depreciation expense.  See Note 4 of the “Note to the Consolidated and Combined Financial Statements” in Item 15 of this report for more information.

General and administrative expenses. General and administrative expenses increased by $3.6 million, or 59.2%, to $9.6 million for the year ended December 31, 2007 compared to $6.0 million for the year ended December 31, 2006 as a result of our IPO in the current year.  Since the IPO, we have added staff and infrastructure to accommodate the requirements of becoming a public company, which resulted in increased compensation and administrative costs such as director fees, director and officer insurance, investor relations fees and transfer agent costs.  We have also incurred significantly higher consulting and professional fees associated with corporate governance and compliance with SEC regulations (i.e. Sarbanes-Oxley, audit fees).  In addition, we implemented the 2007 Equity Incentive Plan, which resulted in stock compensation expense, which was not present in the prior period.

Gain on sale of real estate. Gain on sale of real estate decreased by $1.3 million for the year December 31, 2007 compared to the year ended December 31, 2006, due to the sale of Leonis Cold Storage to an unrelated third party in May 2006. There were no sales during 2007.

Results of Operations of Predecessor Business

Our predecessor’s combined results of operations for the years ended December 31, 2006 and 2005 reflect the operations of acquired properties from the respective dates of acquisition. Our predecessor business and affiliates closed on 36 properties during 2005 and eight during 2006. The table below summarizes the combined results of operations of our predecessor business (in thousands):

	Year Ended December 31,
	2006	2005	Increase (Decrease)
Revenue:
Rental income	$22,422	$16,526	$5,896	35.7%
Management fees	285	602	(317)	-52.6%
Other income	751	794	(43)	-5.3%
	23,458	17,922	5,536	30.9%
Expenses:
Rental expenses	10,104	7,673	2,431	31.7%
Interest expense	25,333	16,492	8,841	53.6%
Depreciation and amortization	3,982	2,502	1,480	59.2%
General and administrative	6,045	4,222	1,823	43.2%
	45,464	30,889	14,575	47.2%
Operating Loss	(22,006)	(12,967)	(9,039)	69.7%
Interest income on affiliate notes receivable	3,614	2,942	672	22.8%
Loss from continuing operations	(18,392)	(10,025)	(8,367)	83.5%
Discontinued operations:
Gain on sale of real estate	1,329	-	1,329	100.0%
Loss before income taxes	$(17,063)	$(10,025)	$(7,038)	70.2%

Historical Results of Operations

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

Other income.    Interest and other income decreased by $0.04, or 5.3%, to $0.75 million for the year ended December 31, 2006 compared to $0.79 million for the year ended December 31, 2005. The decrease is primarily due to generating less income from temporarily leasing properties for filming offset by an increase in non-rental operating income from the Coffee Beanery, a coffee franchise we operate at one of our projects.

Operating expenses.    Operating expenses related to rental properties increased by $2.4 million, or 31.7%, to $10.1 million for the year ended December 31, 2006 compared to $7.6 million for the year ended December 31, 2005. The increase is due to operating Center Village, Pomona Village, Pomona Retail, Washington Cold Storage, and other projects for more months during 2006 than during 2005.

Interest expense.    Interest expense increased by $8.8 million, or 53.6%, to $25.3 million for the year ended December 31, 2006 compared to $16.5 million for year ended December 31, 2005. The increase is due to a higher amount of debt on more properties over the previous year and an increase in the effective interest rate primarily attributable to the CalPERS note.

Depreciation and amortization expense.    Depreciation and amortization expense increased by $1.5 million, or 59.2%, to $4.0 million for the year ended December 31, 2006 compared to $2.5 million for the year ended December 31, 2005. This increase was due to additional depreciation and amortization expense resulting from property acquisitions.

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

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of approximately $3.0 million.

The following table sets forth certain information with respect to our outstanding indebtedness as of December 31, 2007 (in thousands):

	Principal Balance	Weighted Average Interest Rate	Current Principal Due
Fixed rate mortgage debt	$131,981	6.94%	$81,659
Variable rate mortgage debt	175,413	7.86%	90,682
Total consolidated debt	$307,394	7.47%	$172,341

The following table sets forth additional information with respect to our outstanding indebtedness as of December 31, 2007 (in thousands):

Project Name	Interest Rate	Maturity Date (1)	Principal	Annual Debt Service (2)	Balance at Maturity
Seventh Street Produce Market/Alameda Square	6.75%	11/30/2008	$50,445	$4,718	$49,207
Meruelo Wall Street	6.25%	7/5/2008	20,721	1,700	20,481
Santa Fe Commerce Center	7.48%	9/5/2011	10,314	913	9,719
Seventh Street Produce Market/Alameda Square	8.00%	11/30/2008	9,989	937	9,858
3185 E Washington Blvd.	6.93%	4/13/2016	9,707	152	8,335
1800 E. Washington Blvd.	7.49%	10/1/2017	9,100	682	9,100
2131 Humboldt Street	6.50%	1/1/2011	7,000	455	7,000
420 Boyd Street	7.49%	6/15/2012	5,950	446	5,950
Santa Fe Plaza	7.49%	10/1/2017	3,165	265	2,762
1500 Griffith Ave.	7.00%	1/24/2013	3,000	210	3,000
905 8th Street	7.50%	1/15/2009	1,950	146	1,950
500 Mateo Street	7.00%	3/1/2011	640	180	0
TOTAL FIXED RATE DEBT			131,981	10,804	127,362
Union Lofts Mini Permanent Loan	1-Month LIBOR plus 1.65%	3/1/2009	25,721	1,671	28,720
Southpark Towers (3)	Prime	1/14/2008	25,000	1,813	25,000
Sky Arc	Prime plus .75%	4/1/2008	19,000	1,568	19,000
2000 San Fernando Road	3-Month Libor plus 2.75%	4/1/2012	13,474	1,184	12,925
Ullman Tower One (4)	Prime	2/1/2008	11,275	817	11,275
Southern California Institute of Architecture	Prime plus .25%	8/1/2011	10,197	941	9,888
Barstow Produce Center Construction Loan	Prime plus .50%	1/9/2013	9,030	836	8,332
1875 W Mission Blvd.	6-Month Libor plus 6.25%	3/29/2024	8,665	1,159	1,826
Center Village	Prime plus 1.0%	10/1/2008	7,000	595	7,000
Ullman Tower Two	Prime	5/1/2008	6,397	464	6,397
Barstow Produce Center Construction Loan	Prime plus 1.0%	1/9/2010	6,180	585	6,018
2640 Washington Boulevard	Prime plus .50%	12/5/2012	6,150	570	5,684
1919 Vineburn Street	Prime plus 1.0%	7/1/2008	5,500	468	5,500
Olive Street Towers (5)	Prime	3/1/2008	5,340	414	5,340
620 Gladys Avenue (6)	Prime	4/1/2008	5,157	425	5,390
801 E. 7th Street (7)	Prime	3/1/2008	4,400	363	4,400
Meruelo Farms	Prime	11/7/2010	3,350	243	3,350
3rd & Omar Street	Prime plus .25%	8/15/2010	2,599	218	2,533
2415 E. Washington Blvd.	Prime	11/15/2008	978	71	990
TOTAL VARIABLE RATE DEBT			175,413	14,405	169,568
TOTAL CONSOLIDATED DEBT			$307,394	$25,209	$296,930

(1)	Maturity date represents the date on which the principal amount is due and payable, assuming no payments have been made in advance of the maturity date.
(2)
Annual debt service includes payments made for principal and interest.  Variable rate interest is calculated based on the respective rate as of December 31, 2007.  The six-month LIBOR was 5.50%, the three-month LIBOR was 5.23%, the one-month LIBOR was 4.85% and the Prime rate was 7.25%

(3)	Lender extended the maturity date to July 14, 2008 upon our request for the same principal amount with the same interest terms.
(4)	Lender extended the maturity date to April 30, 2008 upon our request for the same principal amount with the same interest terms.
(5)	Lender extended the maturity date to May 1, 2008 upon our request for the same principal amount with the same interest terms.
(6)	Lender extended the maturity date to September 1, 2008 upon our request for the same principal amount with the same interest terms.
(7)	Lender extended the maturity date to October 1, 2008 upon our request for the same principal amount with the same interest terms.

As of December 31, 2007, we had approximately $172.3 million in principal indebtedness maturing within one year. We do not intend to reserve funds to retire this debt upon maturity. We will instead seek to refinance this debt at maturity. Of the $172.3 million in principal, approximately $46.0 million was scheduled to mature in the first quarter of 2008, before the filing of this report.  We arranged with the lenders of the $46.0 million in principal to extend the maturity dates of the related notes to the second or third quarter of 2008 on the same interest terms.  Our weighted average interest rate decreased from 7.77% as of September 30, 2007 to 7.47% as of December 31, 2007.

As of December 31, 2007, our notes payable secured by real estate represented 47.1% of our total market capitalization, of $652.1 million.  We define debt to total market capitalization as (x) notes payable secured by real estate from our consolidated balance sheet divided by (y) the sum of (i) notes payable secured by real estate plus (ii) the market value of the shares outstanding.  Using our notes payable secured by real estate and our total assets from our consolidated balance sheet as of December 31, 2007, our debt-to-total assets ratio is 39.2%.

We are a development company, are not currently generating positive operating cash flow and require significant capital to satisfy contractual purchase and development commitments, to pay indebtedness maturing over the next year and to pursue discretionary development.

As of December 31, 2007, our book value of real estate held for development was approximately $461.8 million, and the current carrying costs associated with our development projects is approximately $2.0 million per month.  Carrying costs consist primarily of interest, property taxes and development staff salaries, all of which are capitalized.  In addition to the ongoing carrying costs we incur for our development properties, we have incurred a monthly loss in after tax cash flow of approximately $0.5 million per month since becoming a public company.  Through sales of properties and improved operations, we expect our after tax cash flow to be positive for 2008.

Our liquidity requirements for 2008 consist primarily of the following:

•	Approximately $78.0 million in development commitments relating to our 717 W 9th Street project.

•	Approximately $172.3 million to satisfy those of our borrowings that mature in 2008 (see “—Contractual Commitments” below).

•
Approximately $95.8 million to acquire three of our projects that are currently subject to purchase rights (3000 E. Washington Blvd., Gold’s Gym and Overland Terminal).  We believe that we can delay our acquisition of these projects for several months, if we were to elect to do so.  We could not be legally compelled to complete such purchases, but in the event we did not complete such purchases, we would forfeit deposits aggregating $12.7 million.

•	Approximately $11.0 million of planned but uncommitted (i.e, discretionary) capital improvements to our operating properties.

•	Approximately $24.0 million in interest, real property tax and other costs to carry our development projects, before any on-site development activity.

In addition, we are subject to an aggregate of approximately $9.0 million in purchase obligations (net of deposits) to acquire three other development projects (Wall Street Market, American Fish and 1828 Oak Street).   We currently expect to acquire and concurrently sell the American Fish and 1828 Oak Street projects.  We have arranged with Dynamic Builders, the counterparty to our purchase obligation on Wall Street Market, to market and sell the Wall Street Market project to another party.

Lastly, we note that certain of our lenders may have the ability to accelerate indebtedness of ours totaling $61.9 million, or $33.2 million of which is due in 2008 and is included in the $172.3 million of borrowing described above.  See “Risk Factors—Risks Related to Our Debt Financings—We may be in technical default under certain of our financing arrangements.”

The disruption in the credit markets has made it more difficult for us to obtain needed debt financing.  For example, lenders are more frequently requiring enterprise-level guarantees for debt financing, are taking longer to make lending decisions and are generally applying more stringent underwriting standards.  Nevertheless, in general, we expect our regional and local market lenders to continue to provide us with debt financing opportunities.  We also expect to enter into debt financing transactions with lenders during 2008 with respect to which we do not currently have a credit relationship.  Whether with respect to regional, local or other lenders, we expect that lenders’ more stringent underwriting standards will lengthen the period to close lending transactions and will decrease loan-to-value ratios.

During 2008, we have benefited, and expect to continue to benefit for the remainder of the year, from interest rate reduction actions taken by the Federal Reserve in its efforts to moderate the credit market disruptions, which have correspondingly lowered the interest rates on some of our variable rate notes.

Our expected cash sources to fund our liquidity requirements for the balance of 2008 consist of the following:

•
Net operating income from our operating properties, including revenues from 3000 E. Washington Blvd., Gold’s Gym and Overland Terminal, which will be classified as rental properties and generate revenue after acquisition.

•	Long-term borrowings secured by 3000 E. Washington Blvd., Gold’s Gym and Overland Terminal, we may enter into concurrently with their acquisition.

•
Proceeds from the sale of certain of our rental properties and development projects that we now intend to sell.  We have entered into a purchase and sale agreement to sell our 2000 San Fernando Road property.  This purchase and sale agreement is subject to customary conditions, including the buyers’ completion of a due diligence investigation to its satisfaction.  This sale is scheduled to close in April 2008, although there is no assurance that the closing conditions will be timely fulfilled or that the transaction will in fact close.  Assuming the sale is completed as anticipated, we expect to receive net sale proceeds (i.e., after the loan secured by this project and all other costs of sale have been paid) in excess of $26.0 million.  We are currently negotiating with other buyers with regard to the sale of certain other properties.

•
Refinancings of the approximately $172.3 million in debt maturing in 2008.  We expect to accomplish this primarily with the existing lenders of the debt and with local and regional lenders with which we have relationships, although we also expect to have the opportunity to refinance a portion of this debt with lenders with respect to which we do not currently have a credit relationship.

In addition, we are actively pursuing additional cash sources in 2008 and considering actions that would delay or reduce our liquidity needs. These actions include:

•
Improving net operating income from our rental properties, including by revising certain of our development plans to convert development projects into smaller scale income-producing projects that will generate revenue sooner.

•	Delaying or scaling back discretionary development, including foregoing portions of the approximately $11.0 million in uncommitted capital expenditures identified above.

•
Obtaining a construction loan for our 717 W. 9th Street project.  We have a non-binding term sheet from a third party for a construction loan for this project, and we are currently negotiating the definitive, binding loan documents.  While we can make no assurances, we expect this proposed loan to close no later than April 2008.

•
Obtaining borrowings secured by our unencumbered properties. The borrowings may take the form of a corporate-level secured credit facility as well as asset by asset financings consistent with our past financing practices.  During the fourth quarter of 2007 we closed nine loans with total loan proceeds of $116.3 million.  Seven of those loans were refinancings and two were loans secured by previously unencumbered assets.

•	Entering into joint ventures in respect of our larger or more capital intensive development projects.

•	Issuing debt or equity-linked debt to private or public capital markets investors.

Based on the foregoing and the additional actions we are considering, our management believes that we will have sufficient capital to satisfy our liquidity needs over the next 12 months.

Contractual Obligations

The following table provides information with respect to our contractual obligations at December 31, 2007, including the maturities (not including extensions) and scheduled principal and interest payments of our secured debt and provides information about the minimum commitments due in connection with our construction costs and purchase obligations.

	Payments due by period
	Less than 1 year(1)	1-3 years	3-5 years	More than 5 years	Total
Contractual Obligation at December 31, 2007
Notes payable secured by real estate	$172,341	$41,796	$52,900	$40,357	$307,394
Interest payments on notes payable(2)	16,530	16,526	10,701	15,284	59,041
Construction obligations (3)	77,963	—	—	—	77,963
Other purchase contracts or option agreements to acquire real estate(4)	104,771	—	—	—	104,771

	$371,605	$58,322	$63,601	$55,641	$549,169

(1) These amounts include all payments due in calendar 2008.

(2) Computes interest on variable rate debt using the respective interest rates in place as of December 31, 2007. As of December 31, 2007, the six-month LIBOR was 5.50%, the three-month LIBOR was 5.23%, the one-month LIBOR was 4.85% and the Prime rate was 7.25%.

(3) Based upon executed contracts with general contractors as of December 31, 2007.

(4) Net of deposits previously paid. Our obligation to acquire the projects is not absolute; however; if we do not complete the acquisitions, we will forfeit the deposits and other costs we have made as liquidated damages which total $15.0 million as of December 31, 2007.

Off-Balance Sheet Arrangements

At December 31, 2007, we did not have any guarantee contracts, retained or contingent interests in transferred assets, obligations under derivative instruments, obligations arising out of variable interests in unconsolidated entities, or other off-balance sheet arrangements.

Cash Flows

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Cash and cash equivalents were $3.0 million as of December 31, 2007 and $2.4 million as of December 31, 2006.  For purposes of comparison, the following discussion regarding 2007 amounts include the predecessor results for the period from January 1, 2007 to January 29, 2007 and our company results for the period from January 30, 2007 to December 31, 2007.

Net cash used in operating activities decreased by $8.9 million to $7.0 million for the year ended December 31, 2007 compared to $15.9 million for the year ended December 31, 2006.  The decrease is primarily due to lower interest costs paid, which is a direct result of our repayment of debt with the net proceeds of our IPO.

Net cash used in investing activities increased by $157.9 million to $220.2 million for the year ended December 31, 2007 compared to $62.3 million for the year ended December 31, 2006.  As a result of the net proceeds received from our IPO, we repaid $32.6 million in deferred interest on the CalPERS credit facility and acquired additional real estate of $66.4 million.  In addition, we actively continued our planned construction of our development properties, primarily Union Lofts and 717 W 9th Street, which resulted in an increase of $49.7 million in costs over the prior year.

Net cash provided by financing activities increased by $156.8 million to $227.8 million for year ended December 31, 2007 compared to $71.0 million for the year ended December 31, 2006.  The increase is primarily attributable to the $455.5 million of proceeds received from our IPO partially offset by the repayment of the $150.0 million CalPERS credit facility, the net payments on notes payable secured by real estate of $35.2 million and costs and expenses related to our offering of $36.2 million.

Cash Flows of Predecessor Business

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

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

Net cash used in investing activities decreased by $213.9 million to $62.3 million for the year ended December 31, 2006 compared to $276.2 million for the year ended December 31, 2005. Most of this decrease or $211.8 million resulted from acquiring properties costing $37.0 million during 2006, as compared to $248.8 million in the earlier year. The decrease also is due to proceeds from the sale of real estate during 2006 offset by an increase in capitalized costs, escrow deposits and improvements.

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

Other Supplemental Data

Industry analysts generally consider earnings before interest, taxes, depreciation and amortization (“EBITDA”) and after tax cash flows (“ATCF”) as alternative measures of performance for public companies.

EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure for us and for our stockholders and is a complement to net income and other financial performance measures provided in accordance with generally accepted accounting principles in the United States of America, or GAAP. We use EBITDA to measure the financial performance of our operating properties because it excludes expenses such as depreciation and amortization, taxes and interest expense, which are not indicative of operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. By excluding depreciation and amortization expense, which can vary from property to property based on a variety of factors unrelated to the properties’ financial performance, we can more accurately assess the financial performance of our properties. Under GAAP, real estate properties are recorded at historical cost at the time of acquisition and are depreciated on a straight line basis. By excluding depreciation and amortization, we believe EBITDA provides a basis for measuring the financial performance of properties unrelated to historical cost. However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss), which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

Below is a reconciliation of our net income (loss), as presented elsewhere in this section under the “Results from Operations” to EBITDA (in thousands):

	Year ended December 31,
	Consolidated and Combined
	2007(1)	2006	2005
Reconciliation of Net Loss to EBITDA:
Net loss	(13,873)	(17,063)	(10,025)
Plus:
Interest expense	11,718	25,333	16,492
Depreciation and amortization	6,438	3,982	2,502
Provision (Benefit) for income taxes	—	—	—

EBITDA	$4,283	$12,252	$8,969

(1)
For purposes of comparison, 2007 amounts include the predecessor results for the period from January 1, 2007 to January 29, 2007 and our company results for the period from January 30, 2007 to December 31, 2007.

ATCF is defined as net income (loss) excluding the following: i) deferred income tax expense, ii) non-cash charges for depreciation and amortization, iii) amortization of loan costs, iv) the adjustment to recognize rental revenue using the straight-line method; and v) the adjustment to rental revenue to reflect the fair market value of rents. We believe it is a useful financial performance measure for us and for our stockholders and is a complement to net income and other financial performance measures provided in accordance with GAAP. We use ATCF as an assessment of performance of our operations in period to period comparisons and for financial planning purposes.  Because we use ATCF to evaluate our financial performance, we reconcile it to net income (loss), which is the most comparable financial measure calculated and presented in accordance with GAAP. ATCF does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

Below is a reconciliation of our net loss to ATCF (in thousands):

	Year ended December 31,
	Consolidated and Combined
	2007(1)	2006	2005
Reconciliation of Net Loss to ATCF:
Net loss	(13,873)	(17,063)	(10,025)
Plus:
Provision (benefit) for income taxes	—	—	—
Depreciation and amortization	6,438	3,982	2,502
Amortization of loan costs	408	1,090	660
Non-cash compensation expense	1,628	—	—
Straight-line rent adjustment	(463)	(6)	(304)

ATCF	$(5,862)	$(11,997)	$(7,167)

(1)
For purposes of comparison, 2007 amounts include the predecessor results for the period from January 1, 2007 to January 29, 2007 and our company results for the period from January 30, 2007 to December 31, 2007.

Impact of Inflation, Changing Prices and Economic Conditions

Residential projects
The market value of a unit in a proposed residential project can vary significantly due to changing market conditions, and there may be a significant amount of time before we can develop our residential projects and offer units available for sale or rent.

Commercial projects
Many of our commercial leases provide for fixed base rent increases and operating expense reimbursements.  We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense reimbursements.

Total portfolio
Prices of residential units and sales and commercial rental activities in the Los Angeles market have a large impact on our profitability because we conduct substantially all of our business in this market. These prices or rents could decline from time to time for market-specific reasons, including adverse economic conditions due to, among other things, the failure or decline of key industries and employers affecting the local, regional or national economies. If the prices of residential units or sales or commercial rental activity decline in the key market in which we operate, our business, results of operations and financial condition would be materially adversely affected.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements at December 31, 2007.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 (“FSP SFAS 157-1”).  FSP FAS 157-1 defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP SFAS 157-1 also excludes certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases from the scope of SFAS 157.  We are currently evaluating the effect the adoption of SFAS 157 and FSP SFAS 157-1 may have on our financial position and results of operations.

 In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.  This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007.  We do not expect to elect the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R will significantly change the accounting for business combinations.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R applies prospectively to business combinations occurring in any reporting period beginning on or after December 15, 2008.  We are currently evaluating the effect the adoption of SFAS 141R will have on our financial position and results of operations.

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

The following tables set forth our debt obligations outstanding and their maturities as of December 31, 2007 (in thousands):

	Principal due by year
	2008	2009	2010	2011	2012	Thereafter	Total
Fixed rate debt instruments	$81,659	$2,454	$504	$17,161	$6,130	$24,073	$131,981
Variable rate debt instruments	90,682	26,356	12,482	10,424	19,185	16,284	175,413
Total Debt	$172,341	$28,810	$12,986	$27,585	$25,315	$40,357	$307,394
Weighted average interest rate	7.3%	6.6%	7.8%	7.6%	7.9%	6.9%	7.5%

     We calculate the fair value of our notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.  At December 31, 2007, the aggregate fair value of our our secured notes payable is estimated to be approximately equal to $308.7 million.  As of December 31, 2006, the estimated fair value of the note payable and the CalPERS credit facility was approximately $492.6 million.

As of December 31, 2007, we had approximately $175.4 million in variable rate financing outstanding, which represented approximately 57.1% of consolidated total indebtedness. If interest rates were to increase by 75 basis points, or approximately 10% of our weighted average rate, the combined increase in interest expense and capitalized interest would decrease our cash flows by approximately $1.3 million annually.

Item 8.                   Financial Statements and Supplementary Data

The required response under this Item is submitted in a separate section of this Report. See Listing to the Financial Statements at Item 15 on page F-1.

Item 9.                  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A(T).          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

    Based on management’s evaluation as of December 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

As defined in SEC Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that i) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect our transactions and assets, ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We have used the framework set forth in the SEC Release No. 34-55929 Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934( “Release No. 34-55929”).  Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties.  Based on our evaluation, which included participation by our principal executive and principal financial officers, conducted using the guidance set forth in Release No. 34-55929, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There have been no significant changes that occurred during the fourth quarter of the year covered by this report in our internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Auditor Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our internal control over financial reporting was  not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.                      Other Information.

Not applicable.

PART III

Item 10.                        Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2008 annual stockholders’ meeting.

Item 11.                        Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2008 annual stockholders’ meeting.

Item 12.                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2008 annual stockholders’ meeting.

Item 13.                       Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2008 annual stockholders’ meeting.

 Item 14.                      Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2008 annual stockholders’ meeting.

 PART IV

Item 15.                          Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K and begin at page F-1:

(a)           1.           Financial Statements

Meruelo Maddux Properties, Inc. and Subsidiary (the “Company”) and Meruelo Maddux Properties (the “Predecessor”):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet of the Company as of December 31, 2007 and Combined Balance Sheet of the Predecessor as of December 31, 2006

Consolidated Statement of Operations of the Company for the Period from January 30, 2007 through December 31, 2007 and Combined Statements of Operations of the Predecessor for the Period from January 1, 2007 through January 29, 2007 and for the Years Ended December 31, 2006 and 2005.

Consolidated Statement of Stockholders’ Equity (Deficit) of the Company for the Period from January 30, 2007 through December 31, 2007 and the Combined Statements of Owners’ Equity (Deficit) of the Predecessor for the Period from January 1, 2007 through January 29, 2007 and the Years ended December 31, 2006 and 2005

Consolidated Statement of Cash Flow of the Company for the Period from January 30, 2007 through December 31, 2007 and the Combined Statements of Cash Flow of the Predecessor for the Period from January 1, 2007 through January 29, 2007 and for the Years Ended December 31, 2006 and 2005

Notes to Consolidated and Combined Financial Statements

Schedule III – Consolidated Real Estate and Accumulated Depreciation

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

21	List of subsidiaries
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in Part IV of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensatory plan or agreement.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-137457) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meruelo Maddux Properties, Inc.

Date: March 28, 2008	By:	/s/ Richard Meruelo
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

Date                                                                           Signature

March 28, 2008	/s/ Richard Meruelo Richard Meruelo	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors
March 28, 2008	/s/ John Charles Maddux John Charles Maddux	Director
March 28, 2008	/s/ Lynn Beckemeyer Lynn Beckemeyer	Director
March 28, 2008	/s/ John B. Hansen John B. Hansen	Director
March 28, 2008	/a/ Philip S. Payne Philip S. Payne	Director
March 28, 2008	/s/ Richard Garcia Polanco Richard Garcia Polanco	Director
March 28, 2008	/s/ Anthony A. Williams Anthony A. Williams	Director
March 28, 2008	/s/ Fred Skaggs Fred Skaggs	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

Meruelo Maddux Properties, Inc. and Subsidiaries and Meruelo Maddux Properties Predecessor:	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet of the Company as of December 31, 2007 and Combined Balance Sheet of the Predecessor as of December 31, 2006	F-3

Consolidated Statement of Operations of the Company for the Period from January 30, 2007 through December 31, 2007 and Combined Statements of Operations of the Predecessor for the Period from January 1, 2007 through January 29, 2007 and for the Years Ended December 31, 2006 and 2005
F-4

Consolidated Statement of Stockholders’ Equity (Deficit) of the Company for the Period from January 30, 2007 through December 31, 2007 and the Combined Statements of Owners’ Equity (Deficit) of the Predecessor for the Period from January 1, 2007 through January 29, 2007 and the Years ended December 31, 2006 and 2005
F-5

Consolidated Statement of Cash Flow of the Company for the Period from January 30, 2007 through December 31, 2007 and the Combined Statements of Cash Flow of the Predecessor for the Period from January 1, 2007 through January 29, 2007 and for the Years Ended December 31, 2006 and 2005
F-6

Notes to Consolidated and Combined Financial Statements	F-7

Schedule III – Consolidated Real Estate and Accumulated Depreciation	F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Meruelo Maddux Properties, Inc.

We have audited the accompanying consolidated balance sheet of Meruelo Maddux Properties, Inc. (the “Company”) as of December 31, 2007, and the combined balance sheet of Meruelo Maddux Properties predecessor (the “predecessor”), as defined in Note 1, as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period from January 30, 2007 through December 31, 2007 (representing the Company), and  the combined statements of operations, owners’ equity (deficit), and cash flows for the period from January 1, 2007 through January 29, 2007 (representing the predecessor), and for the years ended December 31, 2006, and December 31, 2005 (representing the predecessor). Our audits also included the financial statement schedule listed in the Index to Financial Statements. These consolidated and combined financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s or its predecessor’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s or its predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meruelo Maddux Properties, Inc. at December 31, 2007 and the combined financial position of Meruelo Maddux Properties predecessor at December 31, 2006, and the consolidated results of their operations and their cash flows for the period from January 30, 2007 through December 31, 2007 (representing the Company), and for the period from January 1, 2007 through January 29, 2007 (representing the predecessor), and for the years ended December 31, 2006 and December 31, 2005 (representing the predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Los Angeles, California
March 20, 2008

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except for share data)

	Meruelo Maddux Properties, Inc.	Predecessor
	December 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$3,030	$2,381
Restricted cash	7,104	2,327
Accounts receivable, net of allowance for doubtful accounts of $0.5 million in 2007 and $1.3 million in 2006	2,610	2,103
Rental properties, net	306,096	216,972
Real estate held for development	461,789	277,837
Other assets, net	3,551	6,437
Total Assets	$784,180	$508,057

Liabilities and Stockholders’ Equity
Accounts payable	$8,585	$7,081
Accrued expenses and other liabilities	9,918	49,163
Due to affiliates, net	-	4,227
Notes payable secured by real estate	307,394	342,643
Note payable to CalPERS	-	150,000
Deferred taxes, net	41,101	-
Total liabilities	$366,998	$553,114

Commitments and contingencies	–	–

Common stock, $.01 par value, 200,000,000 shares authorized, 85,837,900 shares issued and outstanding as of December 31, 2007	858	4
Additional paid in capital	442,407	11,663
Affiliate notes receivable	(14,214)	(24,673)
Retained earnings (deficit)	(11,869)	(32,051)
Total stockholders' equity (deficit)	417,182	(45,057)
Total liabilities and stockholders' equity	$784,180	$508,057

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except for share data)

	Meruelo Maddux Properties, Inc.	Predecessor
	Period Jan 30, 2007 through Dec 31, 2007	Period Jan 1, 2007 through Jan 29, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Revenue
Rental income	$21,647	$1,957	$22,422	$16,526
Management fees	260	12	285	602
Interest income	2,823	205	3,614	2,942
Other income	493	28	751	794
Total Revenue	25,223	2,202	27,072	20,864

Expenses
Rental expenses	12,522	999	10,104	7,673
Interest expense	9,513	2,205	25,333	16,492
Depreciation and amortization	6,064	374	3,982	2,502
General and administrative	8,993	628	6,045	4,222
Total Expenses	37,092	4,206	45,464	30,889

Operating loss	(11,869)	(2,004)	(18,392)	(10,025)
Discontinued operations:
Gain on sale of real estate	-	-	1,329	-
Loss before income taxes	(11,869)	(2,004)	(17,063)	(10,025)
Provision (benefit) for income taxes	-	-	-	-
Net loss	$(11,869)	$(2,004)	$(17,063)	$(10,025)
Basic and diluted loss per share	(0.14)	N/A	N/A	N/A
Weighted average common shares outstanding - basic and diluted	85,218,110	N/A	N/A	N/A

See accompanying notes to the consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Affiliate Notes Receivable	Stockholders' Equity (Deficit)	Total
The Predecessor
Balance at January 1, 2005	-	$4	$11,562	$-	$(4,963)	$6,603
Contributions	-	-	100	-	-	100
Distributions	-	-	-	-	-	-
Affiliate Notes Receivable, net	-	-	-	(19,059)	-	(19,059)
Net income (loss)	-	-	-	-	(10,025)	(10,025)
Balance at December 31, 2005	-	4	11,662	(19,059)	(14,988)	(22,381)
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	-	-
Affiliate Notes Receivable, net	-	-	-	(5,614)	-	(5,614)
Net income (loss)	-	-	-	-	(17,063)	(17,063)
Balance at December 31, 2006	-	4	11,662	(24,673)	(32,051)	(45,058)
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	-	-
Affiliate Notes Receivable, net	-	-	-	(693)	-	(693)
Net income (loss)	-	-	-	-	(2,004)	(2,004)
Balance at January 29, 2007	-	4	11,662	(25,366)	(34,055)	(47,755)
The Company
Reclassify Predecessor common stock and owners' deficit	-	(4)	11,462	-	34,055	45,513
Net proceeds from sale of common stock	85,202,957	852	418,444	-	-	419,296
Issuance of unvested restricted common stock	359,736	3	3,594	-	-	3,597
Issuance of contingent shares	275,207	3	(2,755)	2,752	-	-
Affiliate Notes Receivable, net	-	-	-	8,400	-	8,400
Net income (loss)	-	-	-	-	(11,869)	(11,869)
Balance at December 31, 2007	85,837,900	$858	$442,407	$(14,214)	$(11,869)	$417,182

See accompanying notes to the consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOW
(In thousands)

	Period Jan 30, 2007 thru Dec 31, 2007	Period Jan 1, 2007 thru Jan 29, 2007	Year Ended Dec 31, 2006	Year Ended Dec 31, 2005
Cash flows from operating activities:
Net loss	$(11,869)	$(2,004)	$(17,063)	$(10,025)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on sale of real estate	-	-	(1,329)	-
Depreciation and amortization	6,064	374	3,982	2,502
Stock-based compensation expense	1,628	-	-	-
Interest income on affiliate notes receivable	(626)	(205)	(3,614)	(2,942)
Amortization of deferred loan costs	333	75	1,090	660
Excess tax benefit from stock-based compensation	(667)	-	-	-
Changes in assets and liabilities:
Accounts receivable	(1,374)	167	(434)	(312)
Other assets	(255)	126	(885)	(6,706)
Accounts payable	(3,063)	1,398	1,483	(1,090)
Accrued expenses and other liabilities	2,619	295	918	744
Net cash (used in) provided by operating activities	(7,210)	226	(15,852)	(17,169)

Cash flows from investing activities:
Acquisition of real estate	(101,607)	(1,875)	(37,059)	(248,843)
Expenditures for improvements to real estate	(74,924)	(4,368)	(29,575)	(26,115)
Proceeds from sale of real estate	-	-	5,476	-
Payment of deferred interest on notes payable to CalPERS	(32,635)	-	-	-
Change in restricted cash	(5,057)	280	(1,103)	(1,224)
Net cash provided by (used in) investing activities	(214,223)	(5,963)	(62,261)	(276,182)

Cash flows from financing activities:
Proceeds from equity offering	455,500	-	-	-
Payment of offering costs	(35,985)	(273)	-	-
Contribution from predecessor	-	-	-	100
Distribution to predecessor	(2,752)	-	-	-
Investment in affiliate notes receivable	625	(487)	9,153	(15,964)
Proceeds from (payments of) amounts due to affiliates	(5,628)	1,401	3,162	(4,018)
Proceeds from notes payable	114,855	910	155,716	252,759
Principal payments on notes payable	(151,014)	-	(97,032)	(81,024)
Repayment of CalPERS note payable	(150,000)	-	-	150,000
Excess tax benefit from stock-based compensation	667	-	-	-
Net cash provided by financing activities	226,268	1,551	70,999	301,853
Net increase (decrease) in cash and cash equivalents	2,043	(1,394)	(7,114)	8,502
Cash and cash equivalents at beginning of period	987	2,381	9,495	993
Cash and cash equivalents at end of period	$3,030	$987	$2,381	$9,495
Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized	40,939	2,130	15,938	7,861

Supplemental disclosure of noncash investing and financing activities:
Accrual for real estate improvements and purchases included in real estate held for development	9,640	40,619	38,660	13,497
Fair market value of rental properties acquired from minority interests of predecessor	(25,657)	-	-	-
Fair market value of real estate held for development acquired from minority interests of predecessor	(64,479)	-	-	-
Decrease in affiliate notes receivable due to Taylor Yards bond release	8,400	-	-	-
Accounts receivable from minority interests of predecessor included in additional paid in capital	700	-	-	-
Unamortized predecessor loan costs included in additional paid in capital	2,425	-	-	-
Recognition of deferred revenue related to affiliate note receivable	2,752	-	-	-
Deferred tax adjustment related to rental properties	8,954	-	-	-
Deferred tax adjustment related to real estate held for development	(13,099)	-	-	-

See accompanying notes to the consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2007

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

In this report, unless the context suggests otherwise, references to “our company,” “we,” “us” and “our” mean Meruelo Maddux Properties, Inc. and its subsidiaries.

We were formed to succeed certain operations of the Meruelo Maddux predecessor, referenced herein as our “predecessor” or our “predecessor business”, which was not a legal entity but rather a combination of entities and operations whose owners were Richard Meruelo, Maria Meruelo and John Charles Maddux and were collectively doing business as Meruelo Maddux, an owner, developer and acquirer of industrial, commercial and residential properties.  We were incorporated in Delaware on July 5, 2006 in anticipation of our initial public offering of common stock (our “IPO”), which was consummated on January 30, 2007 concurrently with the consummation of various formation transactions.   The formation transactions and IPO were designed to (i) allow us to acquire and continue the operations of our predecessor business, (ii) pay down existing mortgage debt, (iii) payoff a mezzanine loan facility from the State of California Public Employees’ Retirement System, or CalPERS, (iv) provide capital for future acquisitions, (v) fund future development costs, and (vi) establish a capital reserve for general corporate purposes. Prior to the formation transactions our company (which was formed for the purposes of our IPO and is not the predecessor) did not have any meaningful operating activity.  Accordingly, as a result of the formation transactions, our consolidated financial statements are not comparable to the combined financial statements of the predecessor.

We commenced substantial operations upon completion our IPO and sold to the public 40,000,000 shares of our common stock at $10.00 per share. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock at $10.00 per share. Including the shares issued in the over-allotment option, we raised approximately $425.7 million in proceeds in our IPO, after the underwriting discount but before expenses related to the IPO. Our company’s operations are predominantly carried on through, and its assets are owned though, Meruelo Maddux Properties, L.P., which we refer to as our operating partnership. As of December 31, 2007, we held a 99.6% interest in our operating partnership. We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).  As of December 31, 2007, the total number of shares of our common stock outstanding was 85,837,900.

We are a self-managed, full-service real estate company that develops, redevelops and owns commercial and residential properties located in downtown Los Angeles and other densely populated urban areas in California.  We focus on properties that have alternate, more profitable uses achievable through major renovation, redevelopment or development. Our projects are predominantly located in a densely urban, multi-ethnic environment and involve numerous local entitlement, property assemblage and physical challenges.

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

As of December 31, 2007, we own, lease with rights to purchase and have rights to acquire interests in 27 rental projects and 28 projects held for real estate development. Most of our projects are located in or around the downtown area of Los Angeles, and all of our projects are in Southern California.  Prior to our IPO and related formation transactions, the predecessor business owned substantially 100% of the combined interests (whether ownership, lease or purchase right interests) in our projects through limited liability companies and S-corporations

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Rents and Other Receivables

Our company maintains an allowance for doubtful accounts that may result from the inability of tenants to make required payments. We specifically analyze accounts receivable and historical bad debt, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, if a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent.

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

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

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

Real Estate Held for Sale or Disposition

We account for properties held for disposition or properties that are sold during the period in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). An asset is classified as an asset held for disposition when it meets the requirements of SFAS 144, which include, among other criteria, the approval of the sale of the asset, the asset has been marketed for sale and we expect that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, the net book value of the asset, excluding long-term debt, is included in discontinued operations for all periods presented.

Impairment of Long-Lived Assets

Management assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based on such periodic assessments, no indications of impairment were identified as of December 31, 2007 and 2006.

Deferred Loan Costs

Costs incurred in issuing secured notes payable are capitalized. Deferred loan costs are included in other assets in the balance sheets. The deferred loan costs are amortized to interest expense over the life of the related loan. Any unamortized amounts upon early repayment of secured notes payable are written off to amortization expense in the period of repayment. Unamortized amounts on loans repaid in connection with the formation transactions were written off against additional paid in capital.  We have reclassified to interest expense deferred loan cost amortization of $1.1 million and $0.6 million for the years ended December 31, 2006 and 2005, respectively, to conform to our 2007 presentation, which includes $0.4 million of deferred loan cost amortization in interest expense.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition (SAB 104), as amended. SAB 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases and minimum rents are recognized on lease terms exceeding one year on a straight-line basis over the term of the respective leases. The impact of the straight line rent adjustment increased revenue by $0.5 million, $0.0 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in accounts receivable in the consolidated or combined balance sheets. Recoveries from tenants for common area maintenance expenses, real estate property taxes and other recoverable operating expenses are recognized as revenue in the period the associated costs are incurred. Accordingly, we recognized recovery revenue of $0.9 million, $1.0 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005.  In addition, the company records a capital asset for leasehold improvements constructed by us that are reimbursed by tenants, with the offsetting amount recorded to deferred revenue which is included in accrued expenses and other liabilities. The deferred revenue is amortized as additional rental revenue over the life of the related lease.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees are recorded when the related leases are canceled and the company has no continuing obligation to provide services to such former tenants. Lease termination fees are included in rental revenues and were not material for the years ended December 31, 2007, 2006 and 2005.

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

Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at December 31, 2007 and 2006, respectively, were determined using available market information and appropriate valuation methods.  Considerable judement is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

    The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments.

    We calculate the fair value of our notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.  At December 31, 2007, the aggregate fair value of our our secured notes payable is estimated to be approximately equal to $308.7 million.  As of December 31, 2006, the estimated fair value of the note payable and the CalPERS credit facility was approximately $492.6 million.

 Equity Offering Costs

Underwriting commissions and costs and expenses from our January 30, 2007 IPO are reflected as a reduction to additional paid-in-capital.

Earnings (loss) per Share

Basic earnings (loss) per share is calculated based on the weighted average number of shares outstanding during the period. The computation of dilutive earnings (loss) per share includes the effect of the vesting of unvested restrictive stock and long-term incentive plan units (“LTIP units”) that have been granted, all calculated using the treasury stock method. The

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

effect of the vesting of unvested restricted stock and LTIP units that have been granted is not dilutive for the period from January 30 through December 31, 2007.

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

3. ACQUISITION OF MINORITY INTERESTS

In connection with the IPO formation transactions, the company acquired the non-controlling minority interests in the predecessor owned by John Charles Maddux. The acquisition cost, net of cash acquired of such minority interests, was approximately $53.2 million and was accounted for as a purchase in accordance with SFAS 141. The following summarizes the final allocation of estimated fair values at the date of acquisition and reflects the “step-up” to the carrying values previously recorded on the books on the Predecessor (in thousands):

Land	$85,433
Building and improvements	4,703
Deferred tax liabilities	(36,955)
Net acquisition cost	$53,181

4. RENTAL PROPERTIES

Rental properties consist of the following:

	December 31, 2007	December 31, 2006
Rental properties	(in thousands)
Land	$187,281	$92,406
Building and improvements	138,440	138,725
	325,721	231,131
Less: Accumulated depreciation	(19,625)	(14,159)
	$306,096	$216,972

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

4. RENTAL PROPERTIES (Continued)

We have 27 rental properties as of December 31, 2007, and 24 as of December 31, 2006, all which are located in Southern California. During the second quarter of 2007, we reclassified certain amounts between land and building and improvements, which did not have a material impact to the consolidated financial statements for the current year, or the previously reported combined financial statements for fiscal years 2006 and 2005.  Depreciation expense on buildings and building improvements was approximately $5.7 million, $3.3 million and $2.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

5. REAL ESTATE HELD FOR DEVELOPMENT

Real estate held for development consists of the following:

	December 31, 2007	December 31, 2006
Real estate held for development	(in thousands)
Land	$280,039	$171,158
Building and improvements	14,560	16,761
Construction in process	167,190	89,918
	$461,789	$277,837

As of December 31, 2007 and  2006, we owned 28 and 30 properties held for real estate development respectively, and construction in process includes costs related to ongoing build-to-suit construction agreements and other acquisition deposits totaling $12.7 million and $10.1 million, respectively, (See Note 14). Interest capitalized for the years ended December 31, 2007, 2006, and 2005 was approximately $15.3 million, $33.6 million and $14.7 million, respectively.

6. OTHER ASSETS

Other assets consist of the following:

	December 31, 2007	December 31, 2006
Other assets	(in thousands)
Deferred loan costs	$1,921	$5,420
Intangible assets – in-place leases	1,209	1,209
Machinery and equipment	2,191	1,637
Deposits and prepaid expenses	1,088	1,216
Other	281	310
	6,690	9,792
Accumulated amortization and depreciation	(3,139)	(3,355)
	$3,551	$6,437

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31, 2007	December 31, 2006
Accrued expenses and other liabilities	(in thousands)
Accrued interest – CalPERS note	$—	$31,565
Deferred revenue – Taylor Yards	—	11,152
Accrued interest – mortgage debt	1,769	1,962
Tenant security deposits	2,016	1,854
Accrued property taxes	1,349	1,348
Accrued stock compensation	1,873	—
Other	2,911	1,282
	$9,918	$49,163

8. NOTES PAYABLE SECURED BY REAL ESTATE

Fixed rate mortgage notes and variable rate mortgage notes consist of the following (in thousands):

Project Name	Interest Rate	Maturity Date	12/31/2007	12/31/2006
Fixed rate mortgage notes:
Seventh Street Produce Market/Alameda Square	6.75%	November 30,2008	$50,445	$51,829
Meruelo Wall Street	6.25%	July 5, 2008	20,721	21,122
Crown Commerce Center	7.48%	September 5, 2011	10,314	10,458
Seventh Street Produce Market/Alameda Square	8.00%	November 30, 2008	9,989	10,000
Washington Cold Storage	6.93%	April 13, 2016	9,707	9,859
1800 E. Washington Blvd.	7.49%	October1,2017	9,100	-
2131 Humboldt Street	6.50%	January 1,2011	7,000	7,000
420 Boyd Street	7.49%	June15, 2012	5,950	-
Santa Fe Plaza	7.49%	October 1, 2017	3,165	-
1500 Griffith Avenue	7.00%	January 24, 2013	3,000	3,000
905 E. 8th Street	7.50%	January 15, 2009	1,950	1,950
500 Mateo Street	7.00%	March 1, 2011	640	804
1800 E. Washington Blvd. (1)	12.00%	October 27, 2007	-	8,250
South Park Towers(1)	18.00%	September 30, 2007	-	18,550
Meruelo Wall Street(1)	12.00%	January 13, 2007	-	3,782
Transamerica Lofts(1)	9.00%	February 25, 2015	-	697
Musica Latina(1)	9.77%	November 1, 2008	-	650
Transamerica Lofts(1)	8.00%	April 1, 2008	-	312
Seventh Street Produce Market/Alameda Square(1)	9.261%	December 15, 2007	-	13
Seventh Street Produce Market/Alameda Square(1)	9.159%	September 15, 2007	-	9
Seventh Street Produce Market/Alameda Square(1)	9.94%	May 8, 2007	-	9
Total Fixed Rate Mortgage Notes			$131,981	$148,294

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

8. NOTES PAYABLE SECURED BY REAL ESTATE (Continued)

Variable rate mortgage notes:
Union Lofts Mini Permanent Loan	1-Month LIBOR plus 1.65%	March 1, 2009	$25,721	$13,871
South Park Towers(2)	Prime	January 14, 2008	25,000	25,000
Sky Arc	Prime plus .75%	April 1, 2008	19,000	19,000
2000 San Fernando Road	3-Month LIBOR plus 2.75%	April 1, 2012	13,474	-
Ullman Tower One(3)	Prime	February 1, 2008	11,275	10,583
Southern California Institute of Architecture	Prime plus .25%	August 1, 2011	10,197	10,271
Barstow Produce Center Construction Loan	Prime plus .50%	January 9, 2013	9,030	4,377
1875 W. Mission Blvd.	6-Month Libor plus 6.25%	March 29, 2024	8,665	-
Center Village	Prime plus1.0%	October 1, 2008	7,000	7,000
Ullman Tower Two	Prime	May 1, 2008	6,397	6,388
Barstow Produce Center Construction Loan	Prime plus1.0%	January 9, 2010	6,180	-
Washington Produce Market	Prime plus.50%	December 5, 2012	6,150	-
1919 Vineburn Avenue	Prime plus 1.0%	July 1, 2008	5,500	5,500
Olive Street Towers(4)	Prime	March 1, 2008	5,340	5,218
620 Gladys Avenue(5)	Prime	April 1, 2008	5,157	-
801 E. 7th Street(6)	Prime	March 1, 2008	4,400	-
Meruelo Farms	Prime	November 7, 2010	3,350	-
3rd & Omar	Prime plus .25%	August 15, 2010	2,599	2,619
2415 Washington Blvd.	Prime	November 15, 2008	978	-
788 S. Alameda Square(1)	Prime plus .50%	March 26, 2007	-	6,033
Meruelo Chinatown Village(1)	Prime plus 1.0%	April1 4, 2007	-	5,000
San Fernando Court(1)	Prime plus .50%	November 30, 2007	-	4,016
1211 E. Washington Blvd. (1)	Prime plus .50%	May 1, 2015	-	3,863
1500 Griffith Avenue(1)	Prime plus .25%	March 1, 2007	-	3,347
South Park Towers(1)	Prime plus .25%	March 1, 2007	-	3,107
1000 E. Cesar Chavez(1)	Prime plus .25%	March 1, 2007	-	2,475
230 W. Avenue 26th(1)	Prime plus .25%	April 1, 2007	-	2,255
Citrus Gardens(1)	Prime plus .25%	August 1, 2007	-	2,163
4th Street Center(1)	Prime plus 1.0%	February 22, 2007	-	2,000
Seventh Street Produce Market/Alameda Square(1)	Prime plus 1.0%	October 12, 2011	-	1,894
Vignes Village(1)	Prime plus .25%	March 15, 2007	-	1,828
2131 Humboldt Street(1)	Prime plus .25%	April 15, 2007	-	1,815
5707 S. Alameda(1)	Prime plus .25%	April 1, 2007	-	1,804
1211 E. Washington Blvd. (1)	Prime plus .50%	July 1, 2015	-	1,659
2131 Humboldt Street(1)	Prime plus .25%	February 1, 2007	-	1,236
4th Street Center(1)	Prime plus .25%	November 1, 2007	-	1,102
500 Mateo Street(1)	Prime plus 1.0%	June 23, 2007	-	1,000
Ceres Street Produce Center(1)	Prime plus .25%	February 15, 2007	-	947
2131 Humboldt Street(1)	Prime plus .25%	March 1, 2007	-	914
American Apartments(1)	Prime plus 2.0%	September 10, 2007	-	855
620 Gladys Avenue(1)	Prime plus .25%	April 1, 2007	-	842
American Apartments(1)	Prime plus 1.0%	December 1, 2008	-	833
Covina Village(1)	Prime plus .50%	June 28, 2008	-	786
American Apartments(1)	Prime plus 1.50%	August 1, 2007	-	690
620 Gladys Avenue(1)	Prime plus .25%	March 16, 2007	-	639
230 W. Avenue 26th(1)	Prime plus .25%	February 15, 2007	-	461
1000 E. Cesar Chavez(1)	Prime plus .25%	September 15, 2011	-	325
1000 E. Cesar Chavez(1)	Prime plus .25%	March 1, 2007	-	248
Pomona Village and Pomona Retail(1)	Prime plus 1.0%	April 1, 2007	-	14,063
717 W. 9th Street(1)	Prime plus 1.0%	March 20, 2007	-	9,325
Desmond Building(1)	Prime plus 1.0%	May 1, 2007	-	7,000
Total Variable Rate Mortgage Notes			$175,413	$194,352

GRAND TOTAL			$307,394	$342,646

(1)	Note repaid with the net proceeds of the IPO.
(2)	Lender extended the maturity date to July 14, 2008 upon our request for the same principal amount with the same interest terms.
(3)	Lender extended the maturity date to April 30, 2008 upon our request for the same principal amount with the same interest terms.
(4)	Lender extended the maturity date to May 1, 2008 upon our request for the same principal amount with the same interest terms.
(5)	Lender extended the maturity date to September 1, 2008 upon our request for the same principal amount with the same interest terms.
(6)	Lender extended the maturity date to October 1, 2008 upon our request for the same principal amount with the same interest terms.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

8. NOTES PAYABLE SECURED BY REAL ESTATE (Continued)

As of December 31, 2007, principal payments due for mortgage notes are as follows:

2008	$172,341
2009	28,810
2010	12,986
2011	27,585
2012	25,315
Thereafter	40,357
$307,394

As of December 31, 2007, the Prime rate was 7.25%.  In addition, we have three loans that are calculated using the one-month LIBOR rate, the six-month LIBOR rate and the three-month LIBOR rate.  The LIBOR rates in place at December 31, 2007 for these loans were 4.85%, 5.50% and 5.23%, respectively.  As of December 31, 2006, the three-month LIBOR in effect was 5.23% and the Prime rate was 8.25%. The weighted average interest rate of our debt was 7.47% and 11.51% at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, the carrying value of the real estate securing the fixed and variable rate mortgages was approximately $502.8 million and $472.4 million, respectively.

Several of the mortgage notes for properties held for development have an interest reserve with the respective lender. These reserves generally cover the estimated interest carrying costs during the mortgage term. As interest accrues it is added to the note balance up to the amount of the interest reserve. At December 31, 2007 and 2006, there was approximately $0.5 million and $7.1 million, respectively, in the various interest reserve accounts.

As of December 31, 2007, several of our financing agreements totaling approximately $61.9 million were in technical default of certain change in control provisions permitting lenders to accelerate payment of the related debt.  Such provisions were technically triggered at the time of our IPO due to the transfer of ownership of the borrower subsidiaries to the operating partnership.  However, to date, no lenders have requested any such acceleration of payment nor is any expected based on the nature of this violation and on recent discussions with our lenders.

Twelve of our mortgage notes are coming due within one year. For these maturing notes, we are actively engaged in extending, refinancing or seeking construction financing.

9. NOTE PAYABLE TO CalPERS

On February 11, 2005, our predecessor business entered into an agreement with CalPERS and obtained a mezzanine loan facility in the original principal amount of $150.0 million to acquire and develop Southern California real estate.

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

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

10. RENTAL INCOME

Rental income consists of fixed minimum rents, contingent rents and reimbursements from tenants of common area maintenance expenses and real estate taxes under noncancelable operating lease agreements.

Minimum future rental receipts, excluding any reimbursement of expenses or contingent rents, due to us for the years succeeding December 31, 2007, are as follows (in thousands):

2008	$13,002
2009	8,739
2010	7,875
2011	6,078
2012	5,427
Thereafter	3,560
$44,681

11. LOSS PER SHARE

The following is a summary of the elements used in calculating basic and diluted loss per share (in thousands except for share data):

Period January 30, 2007 to December 31, 2007
Net loss attributable to common shares	$(11,869)
Weighted average common shares outstanding – basic	85,218,110
Net loss per share - basic and diluted	$(0.14)

For the period January 30, 2007 through December 31, 2007, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

12. EQUITY INCENTIVE PLAN

On January 30, 2007, we adopted an equity incentive plan. The purpose of the 2007 Equity Incentive Plan is to provide us with the flexibility to use restricted stock, LTIP units and other awards as part of an overall compensation package to provide compensation to attract and retain qualified personnel. The LTIP units are interests in the operating partnership that, upon the allocation of profits from the operating partnership over time, may be converted into the operating partnership’s common units (a “Partnership Common Unit”) and consequently, become redeemable by the holder on a one-for-one basis for cash equal to the value of a share of our common stock or, at the Company’s election, a share of the Company’s common stock. We have initially reserved 2,277,500 shares of our common stock for the issuance of awards under our equity incentive plan. From the initial reservation, there remains 1,569,929 unissued shares of our common stock under our equity incentive plan as of December 31, 2007.  The number of shares reserved under our equity incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our equity incentive plan will be available for future awards.

Restricted Stock

On January 30, 2007, pursuant to our equity incentive plan, the Company awarded 314,436 shares of restricted stock to non-executive employees. An additional 80,800 shares of restricted stock were issued subsequently through December 31, 2007. Restricted stock issued to non-executive employees vests one-third on each of the first, second and third anniversary dates of the grant. Also on January 30, 2007, an initial grant of 10,000 shares of restricted stock was issued to non-employee directors, which vest on the second annual meeting of the shareholders following the year of grant, subject to the director’s continued service through the day immediately preceding such meeting. During the period from January 30, 2007 through December 31, 2007, 45,500 shares of non-executive employee restricted stock were forfeited.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

12. EQUITY INCENTIVE PLAN (Continued)

As of December 31, 2007, there was approximately $2.6 million of total unrecognized compensation cost related to the non-vested portion of restricted stock under the equity incentive plan, of which approximately $0.6 million relates to non-executive employees at development properties and is capitalized over the vesting term. The cost is expected to be recognized over a weighted average period of 2.1 years. The fair value of restricted shares outstanding as of December 31, 2007 was approximately $3.6 million.

Restricted Stock	Number of Restricted Stock Shares	Weighted Average Issuance Date Fair Value
Outstanding at January 1, 2007	—	—
Issued	405,236	$10.09
Forfeited	(45,500)	(10.10)
Outstanding at December 31, 2007	359,736	$10.09

Long-term Incentive Units

Under our equity incentive plan, our operating partnership issued to certain executives an aggregate of 327,835 LTIP units on January 30, 2007. These LTIP units are subject to a two-year restriction period during which the LTIP units and the Partnership Common units (into which the LTIP units are convertible) are prohibited from being redeemed or transferred, and vest over three years subject to certain continuing employment requirements.  On December 31, 2007, our operating partnership issued certain executives an aggregate of 20,000 LTIP units pursuant to their employment agreements.

During the period from January 30, 2007 through December 31, 2007, compensation expense related to LTIPs was approximately $0.8 million. As of December 31, 2007, there was approximately $1.8 million of total unrecognized compensation cost related to the LTIP units under the equity incentive plan.

LTIP Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	—	—
Granted	347,835	$7.43
Vested	—	—
Outstanding at December 31, 2007	347,835	$7.43

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

13.  QUARTERLY FINANCIAL DATA (Unaudited)

Presented below is a summary of our consolidated and our Predecessor’s combined quarterly financial data for the years ended December 31, 2007 and 2006 (in thousands except per share data).

	Predecessor	Consolidated Financial Statements
	Period from January 1, 2007 to January 29, 2007	Period from January 30, 2007 to March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007
Total revenue	$2,202	$4,954	$6,688	$6,651	$6,929
Net loss	(2,004)	(1,543)	(3,619)	(4,070)	(2,637)
Loss per share – basic and diluted	N/A	(0.02)	(0.04)	(0.05)	(0.03)
Weighted average shares outstanding – basic and diluted	N/A	84,045,736	85,478,164	85,478,164	85,478,164

	Predecessor Financial Statements
	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total revenue	$6,175	$7,080	$6,418	$7,401
Loss from continuing operations	(3,266)	(5,547)	(3,151)	(6,426)
Net loss	$(3,266)	$(4,218)	$(3,151)	$(6,426)

14. COMMITMENTS AND CONTINGENCIES

We have an ongoing build-to-suit construction agreement with Dynamic Builders that allows us to identify a property for development and Dynamic Builders will acquire the property and construct the improvements according to our specifications. The purchase prices upon completion of these projects vary according to construction costs. As of December 31, 2007 and 2006, our aggregate purchase prices upon project completion with Dynamic Builders totaled approximately $88.9 million and $120.9 million, respectively, of which $12.4 million and $6.0 million, respectively, had been paid in deposits and included in real estate held for development. We intend to close on the remaining contracts when such projects are completed, which is expected to occur within the next year.

As of December 31, 2007 and 2006, we had other purchase contracts or agreements to acquire real estate development properties from third parties with aggregate contract prices of $9.0 million and $61.5 million, respectively.

As of December 31, 2006, we had two purchase contracts with the parents of Richard Meruelo to acquire land for $20.0 million and $17.0 million in Pomona and Los Angeles, California, respectively.  As of December 31, 2007, the acquisition for the Los Angeles project for $17.0 million had not been completed, but a deposit of $0.25 million has been made and we have acquired a 12.5% interest in the seller entity which may reduce the remaining amounts to be paid.  We completed the purchase of Pomona for $20.0 million in July 2007.

As of December 31, 2007, we had a $0.15 million irrevocable standby letter of credit outstanding to guarantee our obligations related to environmental remediation activities at our Vignes Village project.  The beneficiary may draw upon the letter of credit in the event of contractual default by us relating to the obligation.  The letter of credit has a maturity date of June 2008, at which time we expect to have completed the environmental remediation and satisfied our obligations.

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

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

15. RELATED-PARTY TRANSACTIONS

As of December 31, 2007, we did not owe Richard Meruelo or entities affiliated with him any funds. As of December 31, 2006, we owed Richard Meruelo or entities affiliated with him approximately $4.5 million related to net advances received for operational and development activities. These amounts have been included in the consolidated balance sheet under due to affiliates, net. As of December 31, 2007 and December 31, 2006, we were contingently owed approximately $22.6 million and $24.7 million respectively pursuant to an affiliates note receivable pursuant to an arrangement with two of our affiliates indirectly owned by Messrs. Richard Meruelo and John Charles Maddux. As discussed in greater detail below, this arrangement does not involve any borrowing by the two affiliates from us. Rather, the arrangement is akin to an “earnout,” pursuant to which we may issue common stock to the affiliates.

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

    Pursuant to the arrangement, we agreed that, if and when amounts owing under the contingent note receivable are paid and are no longer subject to litigation risk, we would issue to affiliates of Messrs. Meruelo and Maddux a total number of shares of common stock having a value equal to such payments (valuing the common stock for this purpose at the per share price in our IPO), plus pay their interest at the “applicable federal rate” in effect from the date of the IPO closing through the date of the stock issuance. On February 14, 2007, in consideration of payments made under the contingent note receivable, we issued a total of 275,207 shares pursuant to the contingent issuance arrangement. In addition, on March 10, 2008, we issued 840,000 shares to affiliates of Mssrs. Meruelo and Maddux that we had a contingent obligation to issue based on amounts that were previously paid to our company by the Taylor Yards entity and that have since become no longer subject to litigation risk.  As a result of such litigation risk being removed, the company has no contingent or other obligation to return such amounts received.  Any further payment of the contingent note receivable and any further contingent issuance of stock depends on the amount of the condemnation proceeds for the Taylor Yards property.  We have a remaining obligation to issue up to 1,421,423 additional shares if and when amounts owing under the contingent note receivable are paid and no longer subject to litigation risk.

    The contingent note receivable originally carried the same interest rate, repayment terms and maturity date as the CalPERS credit facility (See Note 9). The net proceeds from our IPO were used to pay off the CalPERS credit facility on January 30, 2007, including amounts drawn in connection with the contingent note receivable. In connection with the CalPERS pay off, we reduced the interest rate on the note receivable to 4.77%. As of December 31, 2007 and December 31, 2006, the contingent note receivable from affiliates has been included as a reduction of owners’ equity (deficit) in the combined or consolidated balance sheets.

Following our IPO, we continue to provide legal services to the Taylor Yards entity under a new services agreement with the Taylor Yards entity effective as of January 30, 2007. Fees generated under the new agreement for the period January 30, 2007 thru December 31, 2007 totaled $38,500.  Any other services provided to Richard Meruelo or entities affiliated with him are billed directly to Mr. Meruelo and included in management fees in the consolidated statements of operations.

We provide property management, leasing and development services to properties that are owned by a related party, namely Homero and Belinda Meruelo, the parents of Richard Meruelo. Management fees generated for the years ended December 31, 2007, 2006 and 2005 totaled $0.2 million, $0.2 million and $0.6 million respectively. Because of the nature and extent of transactions with affiliates, the accompanying consolidated financial statements may or may not be indicative of the condition that would have existed or the results of operations that would have occurred if our predecessor business had operated without such affiliates.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

16. INCOME TAXES

The Company’s operations are carried on through the operating partnership and its subsidiaries. The operating partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the operating partnership allocated to us in accordance with the operating partnership’s Agreement of Limited Partnership. As of December 31, 2007, we held a 99.6% capital interest in the operating partnership. For the period from January 30, 2007 through December 31, 2007, we were allocated 100% of the losses from the operating partnership for financial reporting purposes.

Prior to the IPO, the Predecessor was organized and operated as a series of limited liability companies, partnerships and S corporations for income tax purposes.  Accordingly, its members, rather than the Predecessor, were subject to federal and state income taxes on their respective share of the Predecessor’s taxable income.  Accordingly, there was no provision for income taxes recorded for the periods prior to January 30, 2007 for the Predecessor.

As described in Footnote 3, we recorded a deferred tax liability of $41.1 million in connection with the IPO mainly attributable to differences in the basis of assets acquired in the transaction for financial reporting and tax reporting purposes.

The current and deferred income tax provision is zero for the period ended December 31, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  The significant components of deferred tax assets and liabilities at December 31, 2007 consist of the following (in thousands):

Deferred tax assets:
NOL carryforwards	$7,473
State taxes	2,737
Allowance accounts	121
Deferred compensation	748
Prepaid rent	68
11,147
Less: valuation allowance	(4,796)
Net deferred tax assets	6,351

Deferred tax liabilities:
Property and equipment basis	$(43,517)
Capitalized interest	(3,225)
Deferred rent	(203)
Other	(507)
Total deferred tax liabilities	(47,452)

Net deferred tax asset (liability)	$(41,101)

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
16. INCOME TAXES (Continued)

The differences between the total income tax provision or (benefit) for financial statement purposes and income taxes computed using the federal income tax rate of 35% for the period ended December 31, 2007 were as follows:

Federal tax on pretax income (loss) at statutory rates	35.00%
State tax, net of federal benefit	5.70%
Permanent items	(0.29)%
Valuation allowance	(40.41)%
Provision for income taxes	0.0%

As of December 31, 2007, we had total net operating loss carryforwards for federal and state income tax purposes of $17.0 million each, which expire in 2027 and 2017 for federal and state purposes, respectively.  We have also established a valuation allowance of $4.8 million to reduce deferred tax assets to the amounts considered realizable at December 31, 2007.

17.  TENANT CONCENTRATIONS

The tenants in our commercial properties for rent consist largely of wholesalers and manufacturers.  A significant portion of our and the Predecessor’s rental revenues were generated from our largest tenant, American Apparel.  The revenue recognized related to this tenant was greater than 10% of consolidated and combined rental revenue for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

	2007	2006	2005
American Apparel	$2,882	$2,691	$2,679

18. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements at December 31, 2007.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 (“FSP SFAS 157-1”).  FSP FAS 157-1 defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP SFAS 157-1 also excludes certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases from the scope of SFAS 157.  We are currently evaluating the effect the adoption of SFAS 157 and FSP SFAS 157-1 may have on our financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.  This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007.  We do not expect to elect the fair value measurement option for any financial assets or liabilities at the present time.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

18. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R will significantly change the accounting for business combinations.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R applies prospectively to business combinations occurring in any reporting period beginning on or after December 15, 2008.  We are currently evaluating the effect the adoption of SFAS 141R will have on our financial position and results of operations.

19. SUBSEQUENT EVENTS (Unaudited)

In January 2008, we engaged a third party broker to actively market our project at 2000 San Fernando Road for sale.  In accordance with SFAS 144, we classified the project as held for sale in January 2008, subsequent to year end.  The major classes of assets and liabilities of this project as of December 31, 2007 are as follows (in thousands):

Land	$17,794
Building and improvements	2,219
Accumulated depreciation	(555)
Net real estate assets	19,458
Accounts receivable	271
Other assets, net	35
Total assets	$19,764

Prepaid rent received, accrued expenses and other liabilities	$248
Mortgage notes payable	$13,474

On March 14, 2008, we entered into a purchase and sale agreement pursuant to which we agreed to sell this project.  The purchase agreement is subject to customary closing conditions, including the buyer’s completion of a due diligence investigation to its satisfaction.  We expect this sale to close in April 2008, although there is no assurance that any of the closing conditions will be timely fulfilled or that the transaction will in fact close.  Assuming the sale is completed as anticipated, we expect to receive net sale proceeds (i.e. after the loan secured by this project and all other costs of sale are paid) in excess of $26.0 million.

On March 26, 2008 we entered into a letter of intent pursuant to which we agreed to sell substantially our entire project at 801 E. 7th Street.  We expect to enter into a purchase agreement within a week, and the purchase agreement would be subject to customary conditions, including the buyer’s completion of a due diligence investigation to its satisfaction.  We expect this sale would close in May 2008, although there is no assurance that any of the closing conditions would be timely fulfilled or that the transaction would in fact close.  Assuming the sale is completed as anticipated, we expect to receive net sale proceeds (i.e. after the loan secured by this project and all other costs of sale are paid) of approximately $5.0 million. In accordance with SFAS 144, we classified the project as held for sale in March 2008, subsequent to year end.  The major classes of assets and liabilities of this project as of December 31, 2007 are as follows (in thousands):

Land	$6,497
Construction in progress	2,721
Total real estate held for development	9,218
Accounts receivable	3
Total assets	$9,221

Accrued expenses and other liabilities	$42
Mortgage notes payable	$4,400

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

19. SUBSEQUENT EVENTS (Unaudited) (Continued)

On March 26, 2008 we entered into a purchase and sale agreement pursuant to which we agreed to sell a project we have the right to acquire at 9901 Alameda.  The purchase agreement is subject to very limited conditions.  We expect this sale to close on March 31, 2008, although there is no assurance that any of the closing conditions will be timely fulfilled or that the transaction will in fact close.  Assuming the sale is completed as anticipated, we expect to receive net proceeds (i.e. after all costs of sale are paid) of approximately $7.0 million.

In our formation transactions in connection with our IPO, we acquired a contingent note receivable held by our predecessor business. The obligor on the contingent note receivable is an entity owned by the two affiliates described above. We refer to this obligor as the “Taylor Yards entity.” The Taylor Yards entity in turn owns a property that we refer to as the “Taylor Yards property.” The contingent note receivable evidences amounts drawn under our predecessor business’ credit facility provided by CalPERS, which amounts were loaned to the Taylor Yards entity by our predecessor business to acquire the Taylor Yards property. The Taylor Yards entity and the Taylor Yards property were not contributed to us as part of our formation transactions because the Taylor Yards property was, and remains, subject to condemnation proceedings by the Los Angeles Unified School District. However, the amount of consideration we delivered in our formation transactions for our initial projects to the two affiliates of Messrs. Meruelo and Maddux was effectively reduced by an amount equivalent to the contingent note receivable.

  Pursuant to the arrangement, we agreed that, if and when amounts owing under the contingent note receivable are paid and are no longer subject to litigation risk, we would issue to affiliates of Messrs. Meruelo and Maddux a total number of shares of common stock having a value equal to such payments (valuing the common stock for this purpose at the per share price in our IPO), plus pay their interest at the “applicable federal rate” in effect from the date of the IPO closing through the date of the stock issuance. On February 14, 2007, in consideration of payments made under the contingent note receivable, we issued a total of 275,207 shares pursuant to the contingent issuance arrangement. In addition, on March 10, 2008, we issued 840,000 shares to affiliates of Mssrs. Meruelo and Maddux that we had a contingent obligation to issue based on amounts that were previously paid to our company by the Taylor Yards entity and that have since become no longer subject to litigation risk.  As a result of such litigation risk being removed, the company has no contingent or other obligation to return such amounts received.  Any further payment of the contingent note receivable and any further contingent issuance of stock depends on the amount of the condemnation proceeds for the Taylor Yards property.  We have a remaining obligation to issue up to 1,421,423 additional shares if and when amounts owing under the contingent note receivable are paid and no longer subject to litigation risk.

MERUELO MADDUX PROPERTIES, INC.

SCHEDULE III

 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007 (in thousands)

		Initial Cost		Cost Capitalized Subsequent to Original Acquisition		Gross Carrying Amount at December 31, 2007
Project/Property Name	Encumbrances at December 31, 2007	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation at December 31, 2007	Year Built / Renovated	Year Acquired (1)
Center Village	10,350	16,370	989	6,509	52	22,879	1,041	23,920	416	1937	2005
717 W. 9th Street	-	21,106	309	-	36,532	21,106	36,841	57,947	-	-	2005
1500 Griffith Avenue	3,000	6,857	4,888	-	15	6,857	4,903	11,760	356	1978	2005
Barstow Produce Center	15,210	2,598	5,398	-	14,046	2,598	19,444	22,042	-	1974	2005
Pomona Park Village/Pomona Retail	8,665	38,349	2,804	22,633	1,492	60,982	4,296	65,278	1,463	1985	2005
The Union Lofts	25,721	1,914	8,843	-	28,596	1,914	37,439	39,353	-	1928	2005
Washington Cold Storage	9,707	3,122	9,110	-	33	3,122	9,143	12,265	389	2006	2006
Wall Street Market		122	-	-	3,137	122	3,137	3,259	-	-	-
Washington Produce Market	6,150	126	-	3,196	6,257	3,322	6,257	9,579	142	2007	2007
Citrus Gardens	-	4,124	-	-	2,390	4,124	2,390	6,514	-	-	2005
Covina Gardens	-	1,801	-	-	768	1,801	768	2,569	-	1970	2004
San Fernando Court	-	9,520	-	538	2,908	10,058	2,908	12,966	-	-	2005
Southern California Institute of Architects	10,197	3,164	12,146	-	-	3,164	12,146	15,310	467	1907	2004
Sky Arc	19,000	27,269	-	-	13,473	27,269	13,473	40,742	-	-	2004
Meruelo Baldwin Park	-	6,139	268	-	1,839	6,139	2,107	8,246	-	-	2007
Meruelo Wall Street	20,721	17,738	13,937	-	137	17,738	14,074	31,812	1,417	2000	2004
5707 S Alameda	-	3,568	-	420	667	3,988	667	4,655	21	1944	2005
Vignes Village	-	11,071	-	-	2,009	11,071	2,009	13,080	-	-	2005
1211 E Washington Blvd/Washington at Central	-	2,508	4,881	-	192	2,508	5,073	7,581	316	1951	2005
4th Street Center	-	6,035	53	-	1,067	6,035	1,120	7,155	7	1919	2005
Desmond Building	-	13,786	-	-	4,199	13,786	4,199	17,985	-	1917	2005
620 Gladys Ave	5,157	3,148	145	10,008	429	13,156	574	13,730	213	1986	2005
801 E 7th Street	4,400	6,496	1,504	-	1,219	6,496	2,723	9,219	-	1951	2007
Ceres Street Produce Center	-	2,122	-	-	961	2,122	961	3,083	-	1977	2005
1000 E Cesar Chavez	-	4,563	1,025	-	757	4,563	1,782	6,345	88	1960	2005
230 W Ave 26th	-	3,646	2,008	649	434	4,295	2,442	6,737	47	1945	2005
1919 Vineburn Avenue	5,500	4,388	3,616	-	16	4,388	3,632	8,020	186	1984	2005
2131 Humboldt Street	-	3,049	249	-	12	3,049	261	3,310	145	1946	2005
Olive Street Towers	5,340	13,039	-	-	1,449	13,039	1,449	14,488	-	-	2005
500 Mateo Street	640	1,728	530	-	-	1,728	530	2,258	26	1953	2006
420 Boyd Street	5,950	7,988	612	-	-	7,988	612	8,600	102	1922/1990	2007
3rd & Omar Street	2,599	4,338	375	-	15	4,338	390	4,728	23	1958	2005
2131 Humboldt Street	7,000	19,609	-	-	3,957	19,609	3,957	23,566	-	1990	2005
Ullman Tower One	11,275	25,141	-	-	5,443	25,141	5,443	30,584	-	-	2005
South Park Towers	25,000	47,292	-	-	17,663	47,292	17,663	64,955	-	-	2005
TransAmerica Lofts	-	5,458	-	1,698	1,626	7,156	1,626	8,782	473	1970	2004
Ullman Tower Two	6,397	14,923	-	-	3,007	14,923	3,007	17,930	-	-	2005
1800 E Washington Blvd.	9,100	6,877	5,046	44	34	6,921	5,080	12,001	152	1921	2006
788 S Alameda	-	2,799	-	10	5,936	2,809	5,936	8,745	223	2006	2003
Meruelo Chinatown Towers	-	5,273	-	-	1,790	5,273	1,790	7,063	-	-	2003
Alameda Square	32,834	3,920	13,729	65	5,109	3,985	18,838	22,823	5,164	1923	1998
Seventh Street Produce Market	27,600	2,043	12,646	-	9,487	2,043	22,133	24,176	4,608	1923	1998
Crown Commerce Center	11,292	4,274	10,380	-	(165)	4,274	10,215	14,489	2,203	1988	2000
American Apartments	-	506	1,002	-	(232)	506	770	1,276	165	1906	1999
905 E 8th Street	1,950	893	1,768	456	2,123	1,349	3,891	5,240	258	2004	2003
Musica Latina Building	-	200	418	-	649	200	1,067	1,267	-	1926	1990
Overland Terminal	-	-	-	-	3,608	-	3,608	3,608	-	1921	-
3000 E Washington Blvd.	-	-	-	2,591	8,228	2,591	8,228	10,819	-	-	-
American Fish	-	-	-	-	1,224	-	1,224	1,224	-	1981	-
Santa Fe Plaza	3,165	4,027	1,742	-	145	4,027	1,887	5,914	-	2007	2007
1828 Oak Street	-	181	-	-	919	181	919	1,100	-	1925	-
2000 San Fernando Road	13,474	17,794	2,219	-	-	17,794	2,219	20,013	555	1998	2007
Camfield Retail Center/Gold's Gym	-	5,500	-	-	1,899	5,500	1,899	7,399	-	-	2007
	307,394	418,502	122,640	48,817	197,551	467,319	320,191	787,510	19,625

(1)	Includes non-cash purchase accounting adjustments made as a result of the IPO.
(2)
The indicated year in this column is the first year in which an acquisition of a parcel constituting part of the entity’s project closed, if the closing occurred on or before December 31, 2007. If no closing occurred on or before December 31, 2007, no year is indicated in this column. However, in many cases, parcels were placed under option or other purchase arrangement before the indicated year as part of the land assemblage process, often several years before the closing. In such cases, the parcels were held, or are currently held, subject to the purchase rights and acquired, or will be acquired, upon later exercise of the rights.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

SCHEDULE III

CONSOLIDATED AND COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued, in thousands)

The following table reconciles the historical cost of our and the Predecessor’s investments in real estate from January 1, 2005 through December 31, 2007:

	Years Ended December 31,
	2007	2006	2005
Real Estate Assets
Balance, beginning of period	$508,968	$418,501	$130,620
Non-cash purchase accounting adjustments (1)	94,281	—	—
Additions – property acquisitions	100,237	37,059	248,843
– improvements (2)	84,024	58,884	39,038
Deductions – property dispositions	—	(5,476)	—
Balance, end of period	$787,510	$508,968	$418,501
Accumulated Depreciation
Balance, beginning of period	$14,159	$10,852	$8,430
Additions – depreciation	5,662	3,307	2,422
Deductions – disposals	(196)	—	—
Balance, end of period	$19,625	$14,159	$10,852

(1)	Represents purchase accounting adjustments made to the asset base due to the IPO.
(2)	Includes non-cash accruals for capital items.

Depreciation of real estate assets reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Building and improvements	39 years
Tenant improvements	Term of respective lease
Tenant origination costs	Term of respective lease