Form 10-Q
period 2008-03-31
Meruelo Maddux Properties, Inc.
filed 2008-05-15
CIK 1375083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Number of the registrant’s common stock outstanding as of May 14, 2008 was 86,680,400 ($.01 par value).

MERUELO MADDUX PROPERTIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008
TABLE OF CONTENTS

Item No.		Form 10-Q Report Page
PART I	FINANCIAL INFORMATION

1.	Consolidated and Combined Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	2

	Unaudited Condensed Consolidated Statement of Operations of the Company for the Three Months Ended March 31, 2008 and the Period from January 30, 2007 through March 31, 2007 and Unaudited Condensed Combined Statement of Operations of Meruelo Maddux Properties (the Predecessor) for the Period from January 1, 2007 through January 29, 2007	3

	Unaudited Condensed Consolidated Statement of Cash Flows of the Company for the Three Months Ended March 31, 2008 and the Period from January 30, 2007 through March 31, 2007 and Unaudited Condensed Combined Statements of Cash Flows of Meruelo Maddux Properties (the Predecessor) for the Period from January 1, 2007 through January 29, 2007	4

	Notes to Unaudited Condensed Consolidated and Combined Financial Statements	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

3.	Quantitative and Qualitative Disclosure About Market Risk	25

4.	Controls and Procedures	25

PART II	OTHER INFORMATION

1.	Legal Proceedings	26

1A.	Risk Factors	26

2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

3.	Defaults Upon Senior Securities	26

4.	Submission of Matters to a Vote of Security Holders	26

5.	Other Information	26

6.	Exhibits	26

	SIGNATURES

MERUELO MADDUX PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$12,347	$3,030
Restricted cash	7,299	7,104
Accounts receivable	2,152	2,610
Rental properties, net	305,149	306,096
Real estate held for development	469,278	461,789
Other assets, net	3,611	3,551
Total Assets	$799,836	$784,180

Liabilities and Stockholders’ Equity
Accounts payable	$19,465	$8,585
Accrued expenses and other liabilities	9,565	8,045
Notes payable secured by real estate	316,570	307,394
Deferred taxes, net	37,371	41,101
Total Liabilities	$382,971	$365,125

Commitments and contingencies	–	–

Minority interests	1,360	–

Common stock, $.01 par value, 200,000,000 shares authorized, 86,682,900 and 85,837,900 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	867	858
Additional paid in capital	444,760	444,280
Affiliate notes receivable	(14,214)	(14,214)
Retained earnings (deficit)	(15,908)	(11,869)
Total Stockholders' Equity	415,505	419,055
Total Liabilities and Stockholders' Equity	$799,836	$784,180

See accompanying notes to the condensed consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts) (Unaudited)

	Meruelo Maddux Properties, Inc.		Predecessor
	Quarter Ended March 31, 2008	Period January 30, 2007 through March 31, 2007	Period January 1, 2007 through January 29, 2007
Revenues:
Rental income	$6,612	$3,786	$1,957
Management fees	73	47	12
Interest income	203	1,043	205
Other income	109	78	28
Total Revenues	6,997	4,954	2,202
Expenses:
Rental expenses	3,512	2,373	999
Interest expense	2,456	1,551	2,205
Depreciation and amortization	1,693	923	374
Impairment loss on real estate assets	10,245	-	-
General and administrative	2,396	1,650	628
Total Expenses	20,302	6,497	4,206
Gain on sale of real estate asset	6,897	-	-
Loss before income taxes and minority interests	(6,408)	(1,543)	(2,004)
Minority interests	(1,360)	-	-
Loss before income taxes	(7,768)	(1,543)	(2,004)
Provision (benefit) for income taxes	(3,729)	-	-
Net loss	$(4,039)	$(1,543)	$(2,004)
Basic and diluted loss per share	$(0.05)	$(0.02)	N/A
Weighted average common shares outstanding - basic and diluted	85,746,786	84,045,736	N/A

See accompanying notes to the condensed consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Quarter ended	Period January 30, 2007	Period January 1, 2007
	March 31, 2008	thru March 31, 2007	thru January 29, 2007
Cash flows from operating activities:
Net loss	$(4,039)	$(1,543)	$(2,004)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Minority interests	1,360	–	–
Gain on sale of real estate	(6,897)	–	–
Impairment loss on real estate assets	10,245	–	–
Deferred income taxes	(3,729)	–	–
Depreciation and amortization	1,693	923	374
Stock-based compensation expense	413	282	–
Interest income on affiliate notes receivable	(169)	(112)	(205)
Amortization of deferred loan costs	94	59	75
Excess tax benefit from stock-based compensation	(169)	(130)	–
Changes in assets and liabilities:
Accounts receivable	458	(240)	167
Other assets	(372)	(1,250)	126
Accounts payable	1,962	(2,533)	1,398
Accrued expenses and other liabilities	1,693	(1,018)	295
Net cash provided by (used in) operating activities	2,543	(5,562)	226

Cash flows from investing activities:
Acquisition of real estate	(24,400)	(21,916)	(1,875)
Expenditures for improvements to real estate	(9,345)	(24,634)	(4,368)
Proceeds from sale of real estate	31,200	–	–
Payment of deferred interest on notes payable to CalPERS	–	(32,636)	–
Change in restricted cash	(195)	956	280
Net cash used in investing activities	(2,740)	(78,230)	(5,963)

Cash flows from financing activities:
Proceeds from equity offering	–	455,500	–
Payment of offering costs	–	(35,966)	(273)
Distribution to predecessor	–	(2,772)	–
Investment in affiliate notes receivable	169	112	(376)
Proceeds from (payments of) amounts due to affiliates	–	(4,373)	1,290
Proceeds from notes payable	9,938	11,236	3,702
Principal payments on notes payable	(762)	(90,113)	–
Repayment of CalPERS note payable	–	(150,000)	–
Excess tax benefit from stock-based compensation	169	130	–
Net cash provided by financing activities	9,514	183,754	4,343
Net increase (decrease) in cash and cash equivalents	9,317	99,962	(1,394)
Cash and cash equivalents at beginning of period	3,030	987	2,381
Cash and cash equivalents at end of period	$12,347	$100,949	$987
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$2,309	$4,517	$2,130

Supplemental disclosure of noncash investing and financing activities:
Accrual for real estate improvements and
purchases included in real estate held for development	$8,623	$2,110	$40,619
Fair market value of rental properties acquired from minority interests of predecessor	–	(34,183)
Fair market value of real estate held for development acquired from minority interests of predecessor	–	(54,576)
Fair market value of other assets acquired from minority interests of predecessor	–	(608)
Accounts receivable from minority interests of predecessor included in additional paid in capital	–	700
Unamortized predecessor loan costs included in additional paid in capital	–	2,425	–
Recognition of deferred revenue related to affiliate note receivable	–	2,752	–
Deferred tax adjustment related to rental properties	–	8,954	–
Deferred tax adjustment related to real estate held for development	–	(13,099)	–
Real estate held for development transfers (to) from rental properties, net	–	(2,951)	–
 See accompanying notes to the condensed consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

In the following notes, unless the context suggests otherwise, references to “our company,” “we,” “us” and “our” mean Meruelo Maddux Properties, Inc. and its subsidiaries.

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

We commenced substantial operations upon completion of our IPO and sold to the public 40,000,000 shares of our common stock at $10.00 per share. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock at $10.00 per share. Including the shares issued in the over-allotment option, we raised approximately $425.7 million in proceeds in our IPO, after the underwriting discount but before expenses related to the IPO. Our company’s operations are predominantly carried on through, and its assets are owned though, Meruelo Maddux Properties, L.P., which we refer to as our operating partnership. As of March 31, 2008, we held a 99.6% interest in our operating partnership, consisting primarily of common units of limited partnership interest We are also the sole general partner of our operating partnership.  We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).  As of March 31, 2008, the total number of shares of our common stock outstanding was 86,682,900.

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

As of March 31, 2008, we own, lease with rights to purchase and have rights to acquire interests in 27 rental projects and 28 projects held for real estate development. Most of our projects are located in or around the downtown area of Los Angeles, and all of our projects are in Southern California.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements of Meruelo Maddux Properties, Inc. are presented on a consolidated basis and include all of the accounts of our company, our majority-owned operating partnership and the subsidiaries of our operating partnership, all of which we control. Our predecessor business was a combination of entities whose controlling interest was owned by Richard Meruelo and his wife and non-controlling interest was owned by John Charles Maddux. Pursuant to our formation transactions at the time of our IPO, we acquired the operations of our predecessor business through a series of exchanges and acquisitions.  The exchange of entities or interests held by Richard Meruelo in our formation transactions was accounted for as a reorganization of entities under common control and, accordingly, related assets and liabilities were reflected at their historical cost basis. The acquisition of the interests held by John Charles Maddux in our formation transactions was accounted for as a purchase and, accordingly, the related assets and liabilities were reflected at their fair market value. The accompanying combined financial statements represent the historical financial statements of our predecessor. All significant intercompany balances and transactions have been eliminated in the consolidated or combined financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

Restricted Cash

Restricted cash consists of interest reserves and tax impounds required under the related loan agreements.

Rents and Other Receivables

We maintain an allowance for doubtful accounts that may result from the inability of tenants to make required payments. We specifically analyze accounts receivable and historical bad debts, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, if a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent.

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

The acquisition of real estate properties is accounted for in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS 141”) whereby the value of real estate acquired is allocated among land, buildings and improvements, acquired leasing commissions and tenant coordination costs, and to acquired above- and below-market leases and tenant relationships. The fair value of tangible assets is determined on an “as-if-vacant” basis based upon comparable sales and other relevant information obtained in connection with the acquisition of the property. The estimated fair value of acquired in-place at-market leases are the costs we would have incurred to lease property to the occupancy level

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

of the property at the date of acquisition. Such estimate includes the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to eight to nine months. These allocations among land, buildings and improvements and leases have a direct impact on our results of operations because, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to allocating the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, because the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases.

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

Real Estate Held for Sale or Disposition

We account for properties held for disposition or properties that are sold during the period in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). An asset is classified as an asset held for disposition when it meets the requirements of SFAS 144, which include, among other criteria, the approval of the sale of the asset, the asset has been marketed for sale and we expect that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, the asset is reported at the lower of the carrying amount or estimated fair value, less cost to sell, and is included in discontinued operations for all periods presented.

Impairment of Long-Lived Assets

Management assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based on such periodic assessments in connection with the preparation of this report, we found indications of impairment at two of our development projects, Ceres Street Produce Market and 1875 W. Mission Blvd. at Pomona Village.  We recognized impairment losses of $0.9 million and $9.1 million, respectively, for the three months ended March 31, 2008.  In addition, we wrote off capitalized costs of $0.2 million related to another operating property.  No other indications of impairment were identified as of December 31, 2007.  See Item 2: Management’s Discussion and Analysis for additional information.

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

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned. Lease termination fees are recorded when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. Lease termination fees are included in rental revenues and were not material for the three months ended March 31, 2008 and the period from January 30, through March 31, 2007 and the predecessor period from January 1 to January 29, 2007.

We recognize gains on sales of real estate pursuant to the provisions of Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate (“SFAS 66”). The specific timing of a sale is measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met the company defers gain recognition and accounts for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Fair Value of Financial Instruments
Our estimates of the fair value of financial instruments at March 31, 2008 and December 31, 2007, respectively, were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

  The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments.

  We calculate the fair value of our notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.  At March 31, 2008 and December 31, 2007, the aggregate fair value of our secured notes payable is estimated to be approximately equal to $319.5 million and $308.7 million, respectively.

Estimates Used in the Preparation of Financial Statements

The preparation of financial statements, in conformity with U.S. generally-accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Included as part of management’s estimates and assumptions is our ability to continue as a going concern, which takes into account certain significant conditions and events, including our ability to repay or refinance short-term debt, and to obtain appropriate entitlements to proceed with planned development activities. Additionally, management’s plans include estimates and assumptions which may be impacted by changes in economic conditions, including interest rates, construction costs and real estate values. Actual results could significantly differ from those estimates.

Equity Offering Costs

Underwriting commissions and costs and expenses from our January 30, 2007 IPO are reflected as a reduction to additional paid-in-capital.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Earnings (loss) per Share
Basic earnings (loss) per share is calculated based on the weighted average number of shares outstanding during the period. The computation of dilutive earnings (loss) per share includes the effect of the vesting of unvested restrictive stock and long-term incentive plan units (“LTIP units”) that have been granted, all calculated using the treasury stock method. The effect of the vesting of unvested restricted stock and LTIP units that have been granted is not dilutive for the period from January 30 through March 31, 2007 and the three months ended March 31, 2008.

Share-Based Compensation

We have awarded stock-based compensation to employees and members of our Board of Directors in the form of restricted shares and LTIP units. These awards are accounted for under Statement of Financial Accounting Standard No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”). This pronouncement requires that we estimate the fair value of the awards and recognize this value over the requisite vesting period. Accordingly, restricted shares are accounted for based on their fair market value at the date of grant and amortized over the vesting period. We used a third-party consultant to estimate the fair value of our LTIP units. The fair value is based on the market value of our common stock on the date of the grant and a discount for post-vesting probabilities and other restrictions.

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

Recently Issued Accounting Literature

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 (“FSP SFAS 157-1”).  FSP FAS 157-1 defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  FSP SFAS 157-1 also excludes certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases from the scope of SFAS 157. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

 In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007.  Effective January 1, 2008, we adopted SFAS 159 on a prospective basis.  The adoption of SFAS 159 did not have a material impact on our consolidated financial statements as we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R will significantly change the accounting for business combinations.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R applies prospectively to business combinations occurring in any reporting period beginning on or after December 15, 2008.  We are currently evaluating the effect the adoption of SFAS 141R will have on our consolidated financial position and results of operations.

3. MINORITY INTERESTS

Minority interests relate to the interests in our operating partnership that are not owned by our company.  In conjunction with the formation of our company, our operating partnership issued LTIP units to certain executives on January 30, 2007. LTIP units are a special class of partnership interest in our operating partnership.  Initially, LTIP units do not have full parity with common units in our operating partnership with respect to allocation of profits or losses and distributions of disposition proceeds, are not redeemable for shares of our common stock and have a liquidation value of zero.  Upon the occurrence of certain events in accordance with the terms of our operating partnership agreement, the LTIP units will achieve parity (equalization) with common units in our operating partnership, will be entitled to a non-recurring special allocation of income (losses) for the specific equalization event, and thereafter will share in profits and losses of the operating partnership equal to their effective ownership interest (0.4% at March 31, 2008).

On March 31, 2008, an equalization event occurred and in accordance with the terms of our partnership agreement, all 347,835 outstanding LTIP units achieved parity with common units in our operating partnership and upon completion of the vesting requirements more fully described in Note 11 below, all units will be redeemable for cash, or at our election, shares of our common stock on a one-for-one basis.

4. RENTAL PROPERTIES

Rental properties consist of the following:

	March 31, 2008 (unaudited)	December 31, 2007
	(in thousands)
Land	$187,930	$187,281
Building and improvements	138,327	138,440
	326,257	325,721
Less: Accumulated depreciation	(21,108)	(19,625)
	$305,149	$306,096

We have 27 rental properties as of March 31, 2008 and December 31, 2007, with each located in Southern California. Depreciation expense on buildings and building improvements was approximately $1.5 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

5. REAL ESTATE HELD FOR DEVELOPMENT

Real estate held for development consists of the following:

	March 31, 2008 (unaudited)	December 31, 2007
	(in thousands)
Land	$279,789	$280,039
Building and improvements	14,560	14,560
Construction in process	174,929	167,190
	$469,278	$461,789

As of March 31, 2008 and December 31, 2007, we owned 28 properties held for real estate development respectively, and construction in process includes costs related to ongoing build-to-suit construction agreements and other acquisition deposits totaling $11.4 million (See Note 13). Interest capitalized for the three months ended March 31, 2008 and 2007 was approximately $3.4 million and $5.5 million, respectively.

6. OTHER ASSETS

Other assets consist of the following:

	March 31, 2008 (unaudited)	December 31, 2007
	(in thousands)
Deferred loan costs	$2,026	$1,921
Intangible assets – in-place leases	1,209	1,209
Machinery and equipment	2,324	2,191
Deposits and prepaid expenses	1,479	1,088
Other	—	281
	7,038	6,690
Accumulated amortization and depreciation	(3,427)	(3,139)
	$3,611	$3,551

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31, 2008 (unaudited)	December 31, 2007
	(in thousands)
Accrued property taxes	$3,158	$1,349
Tenant security deposits	2,112	2,016
Accrued interest – mortgage debt	1,822	1,769
Other	2,473	2,911
	$9,565	$8,045

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8. NOTES PAYABLE SECURED BY REAL ESTATE
Notes payable secured by real estate consists of the following (in thousands):

			Balance	Balance
PROJECT NAME	Interest Rate	Maturity Date	3/31/2008	12/31/2007
Fixed rate mortgage notes:
Seventh Street Produce Market/Alameda Square	6.75%	November 30, 2008	$50,045	$50,445
Meruelo Wall Street	6.25%	July 5, 2008	20,616	20,721
Crown Commerce Center	7.48%	September 5, 2011	10,289	10,314
Seventh Street Produce Market/Alameda Square	8.00%	November 30, 2008	9,957	9,989
Washington Cold Storage	6.93%	April 13, 2016	9,669	9,707
1800 E. Washington Blvd.	7.49%	October 1, 2017	9,100	9,100
2131 Humboldt Street	6.50%	January 1, 2011	7,000	7,000
420 Boyd Street	7.49%	June 15, 2012	5,950	5,950
Santa Fe Plaza	7.49%	October 1, 2017	3,158	3,165
1500 Griffith Avenue	7.00%	January 24, 2013	3,000	3,000
905 E. 8th Street	7.50%	January 15, 2009	1,950	1,950
500 Mateo Street	7.00%	March 1, 2016	595	640
Total Fixed Rate Mortgage Notes			$131,329	$131,981

Variable rate mortgage notes:
Union Lofts Mini Permanent Loan	1-Month LIBOR plus 1.65%	March 1, 2009	$28,108	$25,721
South Park Towers	Prime Rate	July 14, 2008	25,000	25,000
Sky Arc	Prime plus .75%	April 1, 2008 (1)	19,000	19,000
2000 San Fernando Road	3-Month Libor plus 2.75%	April 1, 2012	13,444	13,474
Ullman Tower One	Prime Rate	April 30, 2008(2)	11,275	11,275
Southern California Institute of Architecture	Prime plus .25%	August 1, 2011	10,176	10,197
Barstow Produce Center Construction Loan	Prime plus .75%	January 9, 2013	9,121	9,030
1875 W. Mission Blvd.	6-Month Libor plus 6.25%	March 29, 2024	8,632	8,665
788 S. Alameda Street	Prime plus .50%	April 1, 2013	7,250	-
Center Village	Prime plus 1.0%	October 1, 2008	7,000	7,000
Ullman Tower Two	Prime Rate	May 1, 2008(3)	6,397	6,397
Barstow Produce Center Construction Loan	Prime plus 1.0%	January 9, 2010	6,270	6,180
Washington Produce Market	Prime plus .50%	December 5, 2012	6,133	6,150
1919 Vineburn Avenue	Prime plus 1.0%	July 1, 2008	5,500	5,500
Olive Street Towers	Prime Rate	May 1, 2008(4)	5,340	5,340
620 Gladys Avenue	Prime Rate	April 1, 2008(5)	5,265	5,157
801 E 7th Street	Prime Rate	September 1, 2008	4,400	4,400
Meruelo Farms	Prime Rate	November 7, 2010	3,350	3,350
3rd & Omar	Prime plus .25%	August 15, 2010	2,590	2,599
2415 Washington Blvd.	Prime Rate	November 15, 2008	990	978
Total Variable Rate Mortgage Notes			$185,241	$175,413

GRAND TOTAL			$316,570	$307,394

(1)	Lender extended the maturity date to July 1, 2008, upon our request for the same principal amount with the same interest terms.
(2)	Loan is being refinanced by an approved new loan from a different lender.
(3)	Lender extended the maturity date to June 1, 2008, upon our request for the same principal amount with the same interest terms.
(4)	We refinanced this loan with a new loan for the same principal amount at an interest rate of Prime plus 1.0% with a maturity date of May 1, 2009 collateralized by the Desmond Building.
(5)	Lender extended the maturity date to October 1, 2008, upon our request for the same principal amount with the same interest terms.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of March 31, 2008 and December 31, 2007, the Prime rate was 5.25% and 7.25%, respectively.  In addition, we have three loans that are calculated using the one-month LIBOR rate, the six-month LIBOR rate and the three-month LIBOR rate, respectively.  The LIBOR rates in place at March 31, 2008 for these loans were 2.70%, 5.50% and 4.68%, respectively.  The LIBOR rates in place at December 31, 2007 for these loans were 4.85%, 5.50% and 5.23%, respectively.  The weighted average interest rate of our debt was 6.82% and 7.47% at March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008 and December 31, 2007, the carrying value of the real estate securing the fixed and variable rate mortgages was approximately $517.0 million and $502.8 million, respectively.

Several of the mortgage notes for properties held for development have an interest reserve with the respective lender. These reserves generally cover the estimated interest carrying costs during the mortgage term. As interest accrues it is added to the note balance up to the amount of the interest reserve. At March 31, 2008 and December 31, 2007, there was approximately $0.6 million and $0.5 million, respectively, in the various interest reserve accounts.

Fourteen of our mortgage notes totaling $204.2 million are coming due within one year. For these maturing notes, we are actively engaged in extending, refinancing or seeking construction financing.

9. LOSS PER SHARE

The following is a summary of the elements used in calculating basic and diluted earnings (loss) per share (unaudited and in thousands except for share data):

	For the Three Months Ended March 31, 2008	Period January 30, 2007 to March 31, 2007
Operating loss	$(13,305)	$(1,543)
Gain on sale of real estate	6,897	—
Minority interests	(1,360)	—
Benefit from income taxes	3,729	—
Net loss attributable to common shareholders	$(4,039)	$(1,543)
Weighted average common shares outstanding - basic	85,746,786	84,045,736
Net loss per share - basic and diluted	$(0.05)	$(0.02)

For the three months ended March 31, 2008 and the period January 30, 2007 through March 31, 2007, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10. EQUITY INCENTIVE PLAN

On January 30, 2007, we adopted an equity incentive plan. The purpose of the 2007 Equity Incentive Plan is to provide us with the flexibility to use restricted stock, LTIP units and other awards as part of an overall compensation package to provide compensation to attract and retain qualified personnel. The LTIP units are interests in the operating partnership that, upon the allocation of profits from the operating partnership over time, may be converted into the operating partnership’s common units (a “Partnership Common Unit”) and consequently, become redeemable by the holder on a one-for-one basis for cash equal to the value of a share of our common stock or, at our election, a share of the our common stock. We have initially reserved 2,277,500 shares of our common stock for the issuance of awards under our equity incentive plan. From the initial reservation, there remain 1,564,929 unissued shares of our common stock under our equity incentive plan. The number of shares reserved under our equity incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our equity incentive plan will be available for future awards.

Restricted Stock

On January 30, 2007, pursuant to our equity incentive plan, the Company awarded 314,436 shares of restricted stock to non-executive employees. An additional 88,500 shares of restricted stock were issued subsequently through March 31, 2008. Restricted stock issued to non-executive employees vests one-third on each of the first, second and third anniversary dates of the grant. Also on January 30, 2007, an initial grant of 10,000 shares of restricted stock was issued to non-employee directors, which vest on the second annual meeting of the shareholders following the year of grant, subject to the director’s continued service through the day immediately preceding such meeting. During the period from January 30, 2007 through March 31, 2008, 48,200 shares of non-executive employee restricted stock were forfeited and 101,536 shares of employee restricted stock vested.

As of March 31, 2008, there was approximately $2.3 million of total unrecognized compensation cost related to the non-vested portion of restricted stock under the equity incentive plan. The cost is expected to be recognized over a weighted average period of 1.9 years. The fair value of the unvested restricted shares outstanding as of March 31, 2008 was approximately $2.6 million.

Unvested Restricted Stock	Number of Restricted Stock Shares	Weighted Average Issuance Date Fair Value
Outstanding at January 1, 2008	359,736	$10.09
Issued	7,700	3.65
Vested	(101,536)	4.09
Forfeited	(2,700)	7.49
Outstanding at March 31, 2008	263,200	$9.76

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

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

During the period from January 30, 2007 through March 31, 2007, compensation expense related to LTIPs was approximately $0.1 million.  During the three months ended March 31, 2008, compensation expense related to LTIPs was approximately $0.2 million.  As of March 31, 2008, there was approximately $1.7 million of total unrecognized compensation cost related to the LTIP units under the equity incentive plan.

LTIP Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	347,835	$7.43
Granted	—	—
Redeemed	—	—
Outstanding at March 31, 2008	347,835	$7.43

11. INCOME TAXES

Our operations are carried on through our operating partnership and its subsidiaries. The operating partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the operating partnership allocated to us in accordance with the operating partnership’s Agreement of Limited Partnership.

The effective tax rate is based upon our estimated fiscal 2008 income (loss) before the provision for income taxes. To the extent the estimate of fiscal 2008 income (loss) before the provision for income taxes changes, our provision for income taxes will change as well. We recorded an income tax benefit of approximately $3.7 million for the three month period ended March 31, 2008, based upon a reduction in deferred tax liabilities related to the impairment loss on real estate assets subject to purchase accounting adjustments at the time of the IPO.  For the period from January 30, 2007 through March 31, 2007, no income tax provision or benefit was recorded as a valuation allowance was applied to deferred tax assets recognized as a result of net operating losses for the period.

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

 MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

We have an ongoing build-to-suit construction agreement with Dynamic Builders that allows us to identify a property for development and Dynamic Builders will acquire the property and construct the improvements according to our specifications. The purchase prices upon completion of these projects vary according to construction costs. As of March 31, 2008, our aggregate purchase prices upon project completion with Dynamic Builders totaled approximately $88.9 million, of which $12.4 million has been paid in deposits and included in real estate held for development. We intend to close on the remaining contracts when such projects are completed, which is expected to occur during the current year.

As of March 31, 2008, we were subject to an aggregate of approximately $9.0 million in purchase obligations (net of deposits) to acquire three other development projects (Wall Street Market, American Fish and 1828 Oak Street).   We currently expect to acquire and concurrently sell the American Fish and 1828 Oak Street projects.  We have arranged with Dynamic Builders, the counterparty to our purchase obligation on Wall Street Market, to market and sell the Wall Street Market project to another party.

As of March 31, 2008, we have a purchase contract with the parents of Richard Meruelo to acquire land for $17.0 million in Los Angeles, California.  As of March 31, 2008, the acquisition for the Los Angeles project for $17.0 million had not been completed, but a deposit of $0.25 million has been made and we have acquired a 12.5% interest in the seller entity, which may reduce the remaining amounts to be paid.

As of March 31, 2008, we had a $0.15 million irrevocable standby letter of credit outstanding to guarantee our obligations related to environmental remediation activities at our Vignes Village development project.  The beneficiary may draw upon the letter of credit in the event of contractual default by us relating to the obligation.  The letter of credit has a maturity date of June 2008, at which time we expect to have completed the environmental remediation and satisfied our obligations.

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

13. RELATED-PARTY TRANSACTIONS

As of March 31, 2008 and December 31, 2007, we did not owe Richard Meruelo or entities affiliated with him any funds.  As of March 31, 2008 and December 31, 2007 we were contingently owed approximately $14.2 million pursuant to an affiliates note receivable pursuant to an arrangement with two of our affiliates indirectly owned by Messrs. Richard Meruelo and John Charles Maddux. As discussed in greater detail below, this arrangement does not involve any borrowing by the two affiliates from us. Rather, the arrangement is akin to an “earnout,” pursuant to which we may issue common stock to the affiliates.

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

 MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

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

The contingent note receivable originally carried the same interest rate, repayment terms and maturity date as the CalPERS credit facility (See Note 9). The net proceeds from our IPO were used to pay off the CalPERS credit facility on January 30, 2007, including amounts drawn in connection with the contingent note receivable. In connection with the CalPERS pay off, we reduced the interest rate on the contingent note receivable to 4.77%. As of March 31, 2008 and December 31, 2007, the contingent note receivable from affiliates has been included as a reduction of owners’ equity (deficit) in the consolidated balance sheet.

Following our IPO, we continue to provide legal services to the Taylor Yards entity under a new services agreement with the Taylor Yards entity effective as of January 30, 2007. Fees generated under the new agreement for the three months ended March 31, 2008 and for the period January 30, 2007 thru March 31, 2007 totaled $10,500 and $7,000, respectively.  Any other services provided to Richard Meruelo or entities affiliated with him are billed directly to Mr. Meruelo and included in management fees in the consolidated statements of operations.

We provide property management, leasing and development services to properties that are owned by a related party, namely Homero and Belinda Meruelo, the parents of Richard Meruelo. Management fees generated for the three months ended March 31, 2008 and the period from January 30 thru March 31, 2007 totaled $37,500 and $25,000, respectively. Because of the nature and extent of transactions with affiliates, the accompanying consolidated financial statements may or may not be indicative of the condition that would have existed or the results of operations that would have occurred if our predecessor business had operated without such affiliates.

14. SUBSEQUENT EVENTS

On March 14, 2008, we entered into a purchase and sale agreement pursuant to which we agreed to sell our operating project at 2000 San Fernando Road.  We expected this sale to close in April 2008, although there was no assurance that any of the closing conditions would be timely fulfilled or that the transaction would in fact close.  The transaction did not close because of the buyer’s inability to obtain the necessary financing. We are considering several additional offers and refinancing proposals for the project.

On May 8, 2008, we announced the appointment of Andrew Murray to the position of Chief Financial Officer, to be effective May 23, 2008.  Mr. Murray has most recently served as Senior Vice President at FBR Capital Markets and is a graduate of the Wharton School of Business of the University of Pennsylvania who began his career at Saloman Brothers, Inc.  Fred Skaggs, our current Chief Financial Officer, is expected to continue with us as the Chief Accounting Officer.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in the discussion below and the remainder of this report to “we,” “our,” “us” or “our company” refer to Meruelo Maddux Properties, Inc. and its direct and indirect subsidiaries.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•
the factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2007, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation;”

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

Company Profile

We are a self-managed, full-service real estate company that develops, redevelops and owns commercial and residential properties located in downtown Los Angeles and other densely populated urban areas in California that are undergoing demographic or economic changes. As of March 31, 2008, we own, lease with rights to purchase and have rights to acquire interests in 55 projects.

We were organized on July 5, 2006 to acquire substantially all of the interests and assets and to succeed to the business of our predecessor, Meruelo Maddux Properties, which we collectively refer to herein as our predecessor business. Our predecessor business was a combination of entities whose controlling interest was owned by Richard Meruelo and non-controlling interest was owned by John Charles Maddux. We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).

On January 30, 2007, we consummated our initial public offering (our “IPO”) and sold to the public 40,000,000 shares of our common stock. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock, and we also issued 275,207 shares to affiliates of Messrs. Meruelo and Maddux that we had a contingent obligation to issue.  On March 10, 2008, we issued an additional 840,000 shares to affiliates of Messrs. Meruelo and Maddux pursuant to the contingent issuance arrangement (we have a remaining obligation to issue up to 1,421,423 shares).  As of March 31, 2008, we had 86,682,900 shares of common stock outstanding. Including proceeds from issuance of shares pursuant to the over-allotment option, we raised approximately $425.7 million in net proceeds in our IPO, after the underwriting discount but before expenses related to our IPO.

Results of Operations

Executive Summary

Our operating results for the three months ended March 31, 2008, were in line with management’s expectations and included a few non-recurring items. First, we recognized a gain of $6.9 million on the purchase and simultaneous sale of 9901 Alameda. Second, we recorded an impairment loss of $10.2 million related to our development projects at 1875 W Mission in Pomona and Ceres Street Produce Market based on the excess of carrying value over the estimated sales price for these non-strategic assets. Third, we recorded a benefit for income taxes of $3.7 million to reduce the deferred tax liability reflected on our balance sheet that would not be incurred as a result of impairment at 1875 W Mission in Pomona.

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

The IPO significantly affected our results for the three months ended March 31, 2007 (which included one month of our predecessor’s operations) as compared to the three months ended March 31, 2008. On and after January 30, 2007, we used IPO proceeds to pay down existing mortgage debt and to pay off the CalPERS mezzanine loan facility incurred by our predecessor business. This has substantially reduced interest expense for the current period as the prior period reflects a full month of interest on a substantially higher level of debt. We also used IPO proceeds to acquire eight properties, three of which are identified in this report as rental properties. In addition, we acquired four parcels attached to existing rental properties and placed them in service upon purchase.  These acquisitions, together with acquisitions of rental properties during 2007, have affected the comparability of rental income as well as rental expenses between the applicable periods.  In addition, we had IPO proceeds invested in a money market account in the prior period, but those proceeds have been used for various acquisitions and debt repayment; thus resulting in less interest income in the current period compared to the prior period.

During the three months ended March 31, 2008, we experienced the effect of increased rental income at 2000 San Fernando Road.  We purchased the project in April 2007 with a tenant whose base rent was approximately $1.5 million per year.  In November 2007, we signed a lease agreement with the tenant to extend their lease for seven years at a rental rate of $2.8 million per year.

While we have seen an increase in revenue from rental properties during the three months ended March 31, 2008 in comparison to the three months ended March 31, 2007, this may not be a predictable measure of our performance for the future. The majority of our assets were acquired with development or redevelopment plans in mind and only seven of the 27 rental projects have a current use that is unlikely to be altered within the next five years. We classify a property as either a rental property, real estate held for development or as real estate held for sale. Some properties classified as real estate held for development may generate cash flow (for example, from parking operations), but such cash flow is ancillary to the development and is not reported as rental income but instead is offset against costs that are capitalized.

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

In addition to these factors, we experienced several significant changes in our accounting as a result of our IPO that affect the comparability of our results between the current year and prior year periods. These changes include certain purchase accounting adjustments recorded under Statement of Financial Standard (SFAS) No. 141, Business Combinations, for the fair value of real estate, which affect depreciation and amortization expense. In addition, the adjustments increasing the fair value of the real estate subsequently increased our deferred income tax liabilities and paid in capital.

Acquisition and development activities

The comparability of our results of operations is significantly affected by our development and acquisition activities in 2008 and 2007. At March 31, 2007, we owned interests in 23 rental projects and 31 projects held as real estate for development. At March 31, 2008, we owned interests in 27 rental projects and 28 projects held as real estate for development.

Between January 1, 2007 and March 31, 2008, we acquired or placed in service the following five rental projects.

Projects	Acquisition or Conversion Date	Net Rentable Square Footage

Washington Produce Market (2640 Washington Blvd)	3/7/2007	31,876
230 W. Avenue 26th	4/1/2007	67,671
2000 San Fernando Road	4/2/2007	119,381
420 Boyd Street	6/27/2007	47,806
4th Street Center	9/30/2007	14,472
Total		281,206

In addition, between January 1, 2007 and March 31, 2008, we acquired or placed in service additional parcels attached to the following current rental projects.
Projects	Date of Addition	Additional Square Footage

Crown Commerce Center	1/26/2007	18,500
905 E 8th Street	3/23/2007	3,597
Center Village	3/27/2007	66,135
620 Gladys Avenue	4/13/2007	49,959
Total		138,191

Comparison of three months ended March 31, 2008 to three months ended March 31, 2007

The following table reflects our condensed consolidated and combined statements of operations for the three months ended March 31, 2008 and 2007 (unaudited and in thousands):

	Three Months Ended March 31,
	2008	2007 (1)	Increase (Decrease)
Revenues:
Rental income	$6,612	$5,743	$869	15.1%
Management fees	73	59	14	23.7%
Interest income	203	1,248	(1,045)	-83.7%
Other income	109	106	3	2.8%
Total revenues	6,997	7,156	(159)	-2.2%
Expenses:
Rental expenses	3,512	3,372	140	4.2%
Interest expense	2,456	3,756	(1,300)	-34.6%
Depreciation and amortization	1,693	1,297	396	30.5%
Impairment loss on real estate assets	10,245	-	10,245	100.0%
General and administrative expenses	2,396	2,278	118	5.2%
Total expenses	20,302	10,703	9,599	89.7%
Gain on sale of real estate	6,897	-	6,897	100.0%
Loss before income taxes and minority interests	(6,408)	(3,547)	(2,861)	-80.7%
Minority interests	(1,360)	-	(1,360)	-100.0%
Loss before income taxes	(7,768)	(3,547)	(4,221)	-119.0%
Benefit for income taxes	3,729	-	3,729	100.0%
Net loss	$(4,039)	$(3,547)	$(492)	-13.9%

(1)
For purposes of comparison, 2007 amounts include the predecessor results for the period from January 1, 2007 to January 29, 2007 and our company results for the period from January 30, 2007 to March 31, 2007.

Rental income. Rental income increased by $0.9 million, or 15.1%, to $6.6 million for the three months ended March 31, 2008 compared to $5.7 million for the three months ended March 31, 2007. An increase of $0.9 million is attributable to rental operations at 2000 San Fernando Road, which had no operations in the prior year as we acquired the project in April 2007.

Management fees. Management fees, which consists of fees earned for management of properties outside of the company and management fees from the parents of Richard Meruelo, remained flat during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.the three months ended March 31, 2007.

Interest income. Interest income decreased by $1.0 million, or 83.7%, to $0.2 million for the three months ended March 31, 2008 compared to $1.2 million for the three months ended March 31, 2007.  The decrease is primarily due to the IPO proceeds invested in interest bearing accounts in the prior year.  We used the IPO proceeds throughout 2007 to pay down mortgage debt and to acquire additional projects.

Other income. Other income, which primarily consists of leasing space to businesses in the entertainment industry for filming, remained flat during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Rental expenses. Rental expenses increased by $0.1 million, or 4.2%, to $3.5 million for the three months ended March 31, 2008 compared to $3.4 million for the three months ended March 31, 2007. Most of the increase is attributable to the operation of rental properties placed in service during 2007 that had limited or no operations during the three months ended March 31, 2007.  In addition, the results of the three months ended March 31, 2008 reflect the effect of a full three month accrual of additional property taxes incurred as a result of the formation transactions, rather than the two months reflected in the prior year (due to the IPO on January 30, 2007).

Interest expense. Interest expense decreased by $1.3 million or 34.6% to $2.5 million for the three months ended March 31, 2008 compared to $3.8 million for the three months ended March 31, 2007. The decrease is due to the payoff of the CalPERS credit facility and other mortgage debt instruments from our IPO proceeds and the cessation of amortization of loan costs associated with the CalPERS note.  In addition, interest expense decreased due to the reduction of interest rates on our variable rate mortgages, which comprise 58.5% of our consolidated debt.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.4 million, or 30.5%, to $1.7 million for the three months ended March 31, 2008 compared to $1.3 million for the three months ended March 31, 2007. This increase is primarily due to increased real estate values as a result of property acquisitions and the purchase of additional interests in the current portfolio. In addition, during June 2007, we reclassified certain amounts between land and building and improvements, which resulted in increased depreciation expense.

General and administrative expenses. General and administrative expenses increased by $0.1 million, or 5.2%, to $2.4 million for the three months ended March 31, 2008 compared to $2.3 million for the three months ended March 31, 2007 as a result of our company going public on January 30, 2007.  Since the IPO, we have added staff and infrastructure to accommodate the requirements of becoming a public company, which resulted in increased compensation and administrative costs such as director fees, director and officer insurance, investor relations fees and transfer agent costs.  We have also incurred significantly higher consulting and professional fees associated with corporate governance and compliance with SEC regulations (i.e. costs of complying with the Sarbanes-Oxley Act of 2002 and audit fees).  In addition, we implemented the 2007 Equity Incentive Plan, which resulted in stock compensation expense, which was present in the prior period for two months rather than the full three months in 2008.

Impairment loss on real estate assets. Impairment loss on real estate assets increased by $10.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to the recognition of a $9.1 million impairment loss on our development project at 1875 Mission Blvd and a $0.9 million impairment loss on Ceres Street Produce Market. In connection with the IPO formation transactions, we accounted for the project at 1875 Mission Blvd as a purchase in accordance with SFAS 141. Accordingly, we estimated the fair value of this property and “stepped-up” the asset value by approximately $11.2 million.  We initially paid $24.6 million for the project but “stepped” it up to $35.8 million as a result of purchase accounting.  There were no corresponding impairment losses on real estate assets during the comparable period in 2007..

Gain on sale of real estate. Gain on sale of real estate increased by $6.9 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due to the sale of 9901 Alameda to an unrelated third party in March 2008. The gain is composed of $6.7 million in proceeds received net of closing costs and $0.5 million of attorney fees reimbursed by the seller partially offset by $0.3 million of additional legal fees.  There were no corresponding sales during the comparable period in 2007.

Minority interests. Minority interests increased by $1.4 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due to the equalization event that occurred in March 2008.  In accordance with the terms of our partnership agreement, all outstanding LTIP units achieved parity with the common units in our operating partnership and a $1.4 million special allocation of the profits was recognized.  There were no corresponding equalization events during the comparable period in 2007.

Benefit for income taxes. Benefit for income taxes increased by $3.7 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due to the recognition of a $3.7 million benefit on income taxes due to the impairment loss recognized on our project at 1875 Mission Blvd in Pomona. In connection with the IPO formation transactions, we accounted for this project as a purchase in accordance with SFAS 141. Accordingly, we estimated the fair value of this property and “stepped-up” the asset value by approximately $11.2 million and recorded a corresponding deferred tax liability of $4.6 million. We recorded a benefit for income taxes of $3.7 million to reduce the deferred tax liability reflected on our balance sheet that would not be used as a result of impairment. There was no corresponding benefit for income taxes during the comparable period in 2007.

Liquidity and Capital Resources

We are a development company, are not currently generating recurring positive operating cash flow and require significant capital to satisfy contractual purchase and development commitments, to pay indebtedness maturing over the next year and to pursue discretionary development.

As of March 31, 2008, we had cash and cash equivalents of approximately $12.3 million.

The following table sets forth certain information with respect to the indebtedness that was outstanding as March 31, 2008 (in thousands):

	Principal Balance	Weighted Average Interest Rate	Principal Due Within 12 Months
Fixed rate mortgage debt	$ 131,329	6.94%	$ 85,829
Variable rate mortgage debt	185,241	6.73%	118,949
Total consolidated debt	$ 316,570	6.82%	$ 204,208

As of March 31, 2008, we had approximately $204.2 million in principal indebtedness maturing within one year. We do not intend to reserve funds to retire this debt upon maturity. We will instead seek to refinance this debt at maturity. Of the $204.2 million in principal, approximately $42.0 million was scheduled to mature in the second quarter of 2008, before the filing of this report.  We arranged with the lenders of the $42.0 million in principal to extend the maturity dates of the related notes to the third or fourth quarter of 2008 on the same interest terms.  Our weighted average interest rate decreased from 7.47% as of December 31, 2007 to 6.82% as of March 31, 2008.

As of March 31, 2008, using our notes payable secured by real estate and our total assets from our consolidated balance sheet, our debt-to-total assets ratio is 39.6%.

    As of March 31, 2008, our book value of real estate held for development was approximately $469.3 million, and the current carrying costs associated with our development projects is approximately $2.0 million per month.  Carrying costs consist primarily of interest, property taxes and development staff salaries, all of which are capitalized

On March 31, 2008, we acquired and sold 9901 Alameda and received net proceeds of $6.8 million and recognized a gain of $6.9 million. Our after tax cash flow improved to $5.9 million for the three months ended March 31, 2008 (including the 9901 Alameda sale proceeds). Through sales of properties and improved operations, we expect our after tax cash flow to continue to be positive for the year.

Our liquidity requirements for the year consist primarily of the following:

•	Approximately $78.0 million in development commitments relating to our 717 W 9th Street project.

•	Approximately $204.2 million to satisfy those of our borrowings that mature during the next twelve months.

•	Approximately $95.8 million to acquire three of our projects that are currently subject to purchase rights (3000 E. Washington Blvd., Gold’s Gym and Overland Terminal).

•	Approximately $11.0 million of planned but uncommitted (i.e, discretionary) capital improvements to our operating properties primarily related to new leases.

•	Approximately $24.0 million in interest, real property tax and other costs to carry our development projects, before any on-site development activity.

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

The disruption in the credit markets has made it more difficult for us to obtain needed debt financing.  For example, lenders are more frequently requiring enterprise-level guarantees for debt financing, are taking longer to make lending decisions and are generally applying more stringent underwriting standards.  Nevertheless, in general, we expect our regional and local market lenders to continue to provide us with debt financing opportunities.  We also expect to enter into debt financing transactions with lenders during the year with respect to which we do not currently have a credit relationship.  Whether with respect to regional, local or other lenders, we expect that lenders’ more stringent underwriting standards will lengthen the period to close lending transactions and will decrease loan-to-value ratios.  In addition, we have observed that there is a limit to the loan size that regional and local lenders can accommodate, and we anticipate that the development industry will continue to experience difficulty in obtaining large scale ($50 million and greater) construction and permanent loans.

We have benefited from interest rate reduction actions taken by the Federal Reserve in its efforts to moderate the credit market disruptions, which have correspondingly lowered the interest rates on some of our variable rate notes.

Our expected cash sources to fund our liquidity requirements for the year consist of the following:

•	Long-term borrowings secured by 3000 E. Washington Blvd., Gold’s Gym and Overland Terminal, that we may enter into concurrently with their acquisition.

•	Proceeds from the sale of certain of our rental properties and development projects that we now intend to sell.

•
Refinancings of the approximately $204.2 million in debt maturing during the next twelve months.  We expect to accomplish this primarily with the existing lenders of the debt and with local and regional lenders with which we have relationships, although we also expect to have the opportunity to refinance a portion of this debt with lenders with respect to which we do not currently have a credit relationship.

In addition, we are actively pursuing additional cash sources and considering actions that would delay or reduce our liquidity needs. These actions include:

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

•
Obtaining a construction loan for our 717 W. 9th Street project.  We can make no assurance that we will be able to obtain such a construction loan, and we have initiated discussions with another potential lender with respect to this project.

•	Obtaining borrowings secured by our unencumbered or under-encumbered properties.

•	Entering into joint ventures in respect of our larger or more capital intensive development projects.

•	Issuing debt or equity-linked debt to private or public capital markets investors.

Based on the foregoing and the additional actions we are considering, our management believes that we will have sufficient capital to satisfy our liquidity needs over the next 12 months.

Contractual Obligations

During the first three months ended March 31, 2008, there were no material changes in our contractual obligations outside the ordinary course of our business.

Cash Flows

Comparison of three months ended March 31, 2008 to three months ended March 31, 2007

Cash and cash equivalents were $12.3 million as of March 31, 2008 and $100.9 million as of March 31, 2007.  For purposes of comparison, the following discussion regarding 2007 amounts include the predecessor results for the period from January 1, 2007 to January 29, 2007 and our company results for the period from January 30, 2007 to March 31, 2007.

Net cash provided by operating activities increased by $7.8 million to $2.5 million for the three months ended March 31, 2008 compared to $(5.3) million for the three months ended March 31, 2007.  The increase is primarily due to improved vendor payment management.

Net cash used in investing activities decreased by $81.5 million to $2.7 million for the three months ended March 31, 2008 compared to $84.2 million for the three months ended March 31, 2007.  With the net proceeds received from our IPO we repaid $32.6 million in deferred interest on the CalPERS credit facility, and we incurred $19.6 million in additional construction costs (primarily Union Lofts) over the current year.  In addition, during the three months ended March 31, 2008, we acquired and sold our project at 9901 Alameda, which resulted in $6.8 million of net proceeds.  There were no sales in the prior period.

Net cash provided by financing activities decreased by $178.6 million to $9.5 million for the three months ended March 31, 2008, compared to $188.1 million for the three months ended March 31, 2007.  The decrease is primarily attributable to the $455.5 million of proceeds received from our IPO in the prior year partially offset by the prior year repayment of the $150.0 million CalPERS credit facility and offering costs and expenses related to our offering of $36.2 million.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any guarantee contracts, retained or contingent interests in transferred assets, obligations under derivative instruments, obligations arising out of variable interests in unconsolidated entities, or other off-balance sheet arrangements.

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

 We calculate the fair value of our notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.  At March 31, 2008, the aggregate fair value of our secured notes payable was estimated to be approximately equal to $319.5 million.  At December 31, 2007, the aggregate fair value of our secured notes payable was estimated to be approximately equal to $308.7 million.

As of March 31, 2008, we had approximately $185.2 million in variable rate financing outstanding, which represented approximately 58.5% of consolidated total indebtedness.  If interest rates were to increase by 75 basis points, or approximately 10% of our weighted average rate, the combined increase in interest expense and capitalized interest would decrease our cash flows by approximately $1.4 million annually.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of March 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various lawsuits, claims and other legal proceedings, including those identified below, none of which we currently believe are material. There have been no material changes to the legal proceedings disclosed in the section entitled “Legal Proceedings” in our Annual Report on Form 10-K dated December 31, 2007, except as follows:

With respect to our specific performance action related to 9901 Alameda, we exercised our rights under the judgment to purchase the property and thereafter sold the property as contemplated, which sale closed on March 31, 2008.  In connection with such sale, we received net proceeds (i.e. after costs of sale were paid) of approximately $6.9 million, which is composed of $6.7 million in proceeds received net of closing costs and $0.5 million of attorney fees reimbursed by the seller partially offset by $0.3 million of additional legal fees.  All rights of appeal were waived by both parties in the specific performance action, and this matter has therefore been finally and fully concluded.

There are other lawsuits, claims and legal proceedings that arise in the ordinary course of our business, including tenant eviction proceedings and other tenant disputes, and personal injury matters. We intend to vigorously seek judicial enforcement of our rights in these proceedings.

Item 1A.	Risk Factors

We do not believe there have been any material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

 None

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

Date: May 15, 2008

Meruelo Maddux Properties, Inc.

By:	/s/ Fred Skaggs
Fred Skaggs
Chief Financial Officer
(principal financial and chief accounting officer)