Form 10-Q
period 2008-06-30
Meruelo Maddux Properties, Inc.
filed 2008-08-07
CIK 1375083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

                      Number of the registrant’s common stock outstanding as of August 6, 2008 was 88,107,990 ($.01 par value).

MERUELO MADDUX PROPERTIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008
TABLE OF CONTENTS

Item No.		Form 10-Q Report Page
PART I	FINANCIAL INFORMATION

1.	Consolidated and Combined Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3

	Unaudited Condensed Consolidated Statement of Operations of the Company for the Three Months Ended June 30, 2008 and June 30, 2007	4

	Unaudited Condensed Consolidated Statement of Operations of the Company for the Six Months Ended June 30, 2008 and the Period from January 30, 2007 through June 30, 2007 and Unaudited Condensed Combined Statement of Operations of Meruelo Maddux Properties (the Predecessor) for the Period from January 1, 2007 through January 29, 2007	5

	Unaudited Condensed Consolidated Statement of Cash Flows of the Company for the Six Months Ended June 30, 2008 and the Period from January 30, 2007 through June 30, 2007 and Unaudited Condensed Combined Statements of Cash Flows of Meruelo Maddux Properties (the Predecessor) for the Period from January 1, 2007 through January 29, 2007	6

	Notes to Unaudited Condensed Consolidated and Combined Financial Statements	7

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

3.	Quantitative and Qualitative Disclosures About Market Risk	31

4.	Controls and Procedures	32

PART II	OTHER INFORMATION

1.	Legal Proceedings	32

1A.	Risk Factors	32

2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

3.	Defaults Upon Senior Securities	32

4.	Submission of Matters to a Vote of Security Holders	33

5.	Other Information	33

6.	Exhibits	33

	SIGNATURES	34

MERUELO MADDUX PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)
	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$8,284	$3,030
Restricted cash	9,288	7,104
Accounts receivable	2,123	2,610
Rental properties, net	284,593	306,096
Real estate held for development	488,281	461,789
Other assets, net	3,468	3,551
Total Assets	$796,037	$784,180

Liabilities and Stockholders’ Equity
Accounts payable	$18,753	$8,585
Accrued expenses and other liabilities	12,482	8,045
Notes payable secured by real estate	308,522	307,394
Deferred gain	9,044	–
Deferred taxes, net	36,594	41,101
Total Liabilities	$385,395	$365,125

Commitments and contingencies	–	–

Minority interests	1,042	–

Common stock, $.01 par value, 200,000,000 shares authorized, 86,685,167 and 85,837,900 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	867	858
Additional paid in capital	445,263	444,280
Affiliate notes receivable	(14,214)	(14,214)
Retained earnings (deficit)	(22,316)	(11,869)
Total Stockholders' Equity	409,600	419,055
Total Liabilities and Stockholders' Equity	$796,037	$784,180

See accompanying notes to the condensed consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended
	June 30, 2008	June 30, 2007
Revenues:
Rental income	$5,987	$5,176
Management fees	69	73
Interest income	222	986
Other income	50	67
Total Revenues	6,328	6,302
Expenses:
Rental expenses	3,524	3,319
Interest expense	2,242	2,466
Depreciation and amortization	1,490	1,787
Impairment loss on real estate assets	3,895	-
General and administrative	2,486	2,489
Total Expenses	13,637	10,061
Income from discontinued operations	94	140
Loss before income taxes and minority interests	(7,215)	(3,619)
Minority interests	29	-
Loss before income taxes	(7,186)	(3,619)
Provision (benefit) for income taxes	(778)	-
Net loss	$(6,408)	$(3,619)
Basic and diluted loss per share	$(0.07)	$(0.04)
Weighted average common shares outstanding - basic and diluted	86,422,172	85,478,164

See accompanying notes to the condensed consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts) (Unaudited)

	Meruelo Maddux Properties, Inc.		Predecessor
	Six Months Ended June 30, 2008	Period January 30, 2007 through June 30, 2007	Period January 1, 2007 through January 29, 2007
Revenues:
Rental income	$11,741	$8,962	$1,957
Management fees	142	120	12
Interest income	425	2,029	205
Other income	159	145	28
Total Revenues	12,467	11,256	2,202
Expenses:
Rental expenses	6,955	5,691	999
Interest expense	4,561	4,017	2,205
Depreciation and amortization	2,998	2,710	374
Impairment loss on real estate assets	14,140	-	-
General and administrative	4,868	4,139	628
Total Expenses	33,522	16,557	4,206
Income from discontinued operations	535	140	-
Gain on sale of real estate asset	6,897	-	-
Loss before income taxes and minority interests	(13,623)	(5,161)	(2,004)
Minority interests	(1,331)	-	-
Loss before income taxes	(14,954)	(5,161)	(2,004)
Provision (benefit) for income taxes	(4,507)	-	-
Net loss	$(10,447)	$(5,161)	$(2,004)
Basic and diluted loss per share	$(0.12)	$(0.06)	N/A
Weighted average common shares outstanding - basic and diluted	85,746,786	84,903,308	N/A

See accompanying notes to the condensed consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)
	Six months ended	Period January 30, 2007	Period January 1, 2007
	June 30, 2008	thru June 30, 2007	thru January 29, 2007
Cash flows from operating activities:
Net loss, including discontinued operations	$(10,447)	$(5,161)	$(2,004)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities (including discontinued operations):
Minority interests	1,331	–	–
Gain on sale of real estate	(6,897)	–	–
Impairment loss on real estate assets	14,140	–	–
Deferred income taxes	(4,507)	–	–
Depreciation and amortization	3,300	2,744	374
Stock-based compensation expense	916	846	–
Interest income on affiliate notes receivable	(338)	(283)	(205)
Amortization of deferred loan costs	255	170	75
Excess tax benefit from stock-based compensation	(403)	(300)	–
Changes in assets and liabilities:
Accounts receivable	331	(707)	167
Other assets	(627)	(790)	126
Accounts payable	999	(2,257)	1,398
Accrued expenses and other liabilities	2,611	(263)	295
Net cash provided by (used in) operating activities	664	(6,001)	226

Cash flows from investing activities:
Acquisition of real estate	(24,400)	(68,424)	(1,875)
Expenditures for improvements to real estate	(31,976)	(40,587)	(4,368)
Proceeds from sale of real estate	31,200	–	–
Proceeds from deposit on sale of real estate	2,000	–	–
Payment of deferred interest on notes payable to CalPERS	–	(32,636)	–
Change in restricted cash	(2,184)	832	280
Net cash used in investing activities	(25,360)	(140,815)	(5,963)

Cash flows from financing activities:
Proceeds from equity offering	–	455,500	–
Payment of offering costs	–	(35,966)	(273)
Distribution to predecessor	–	(2,772)	–
Investment in affiliate notes receivable	338	171	(376)
Proceeds from (payments of) amounts due to affiliates	–	(5,517)	1,290
Payments to LTIP unit holders	(289)	–	–
Proceeds from interim financing transaction	28,370	–	–
Proceeds from notes payable	34,178	75,913	3,702
Principal payments on notes payable	(33,050)	(141,509)	–
Repayment of CalPERS note payable	–	(150,000)	–
Excess tax benefit from stock-based compensation	403	300	–
Net cash provided by financing activities	29,950	196,120	4,343
Net increase (decrease) in cash and cash equivalents	5,254	49,304	(1,394)
Cash and cash equivalents at beginning of period	3,030	987	2,381
Cash and cash equivalents at end of period	$8,284	$50,291	$987
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$4,351	$4,517	$2,130
Supplemental disclosure of noncash investing and financing activities:
Accrual for real estate improvements and
purchases included in real estate held for development	$9,197	$4,571	$40,619
Fair market value of rental properties acquired from minority interests of predecessor	–	(26,652)	–
Fair market value of real estate held for development acquired from minority interests of predecessor	–	(62,716)	–
Fair market value of other assets acquired from minority interests of predecessor	–	(608)	–
Accounts receivable from minority interests of predecessor included in additional paid in capital	–	700
Unamortized predecessor loan costs included in additional paid in capital	–	2,425	–
Recognition of deferred revenue related to affiliate note receivable	–	2,752	–
Deferred tax adjustment related to rental properties	–	8,954	–
Deferred tax adjustment related to real estate held for development	–	(13,099)	–
Real estate held for development transfers (to) from rental properties, net	–	(2,951)	–
 See accompanying notes to the condensed consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2008

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

We commenced substantial operations upon completion of our IPO and sold to the public 40,000,000 shares of our common stock at $10.00 per share. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock at $10.00 per share. Including the shares issued in the over-allotment option, we raised approximately $425.7 million in proceeds in our IPO, after the underwriting discount but before expenses related to the IPO. Our company’s operations are predominantly carried on through, and its assets are owned though, Meruelo Maddux Properties, L.P., which we refer to as our operating partnership. As of June 30, 2008, we held a 99.6% interest in our operating partnership, consisting primarily of common units of limited partnership interest. We are also the sole general partner of our operating partnership.  We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).  As of June 30, 2008, the total number of shares of our common stock outstanding was 86,685,167.

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

As of June 30, 2008, we own, lease with rights to purchase and have rights to acquire interests in 26 rental projects and 28 projects held for real estate development. Most of our projects are located in or around the downtown area of Los Angeles, and all of our projects are in Southern California.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Impairment of Long-Lived Assets

Management assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based on such periodic assessments in connection with fiscal quarter reviews, we found indications of impairment at three of our development projects, Ceres Street Produce Market, 3000 E. Washington Blvd. and 1875 W. Mission Blvd. located at Pomona Village.  We recognized impairment losses of $0.9 million, $3.9 million and $9.1 million respectively, during the six months ended June 30, 2008.  The impairment loss on 3000 E. Washington Blvd. was recognized during the three months ended June 30, 2008.  In addition, we wrote off capitalized costs of $0.2 million related to another operating project.  No other indications of impairment were identified as of December 31, 2007.  See Item 2: Management’s Discussion and Analysis for additional information.

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

Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned. Lease termination fees are recorded when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. Lease termination fees are included in rental revenues and were not significant for the three and six months ended June 30, 2008, the three months ended June 30, 2007 and the period from January 30, 2007 through June 30, 2007 and the predecessor period from January 1 to January 29, 2007.

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

Fair Value of Financial Instruments
Our estimates of the fair value of financial instruments at June 30, 2008 and December 31, 2007, respectively, were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a significant effect on the estimated fair value amounts.

  The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments.

  We calculate the fair value of our notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.  At June 30, 2008 and December 31, 2007, the aggregate fair value of our secured notes payable is estimated to be approximately equal to $310.7 million and $308.7 million, respectively.

Estimates Used in the Preparation of Financial Statements

The preparation of financial statements, in conformity with U.S. generally-accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Included as part of management’s estimates and assumptions is our ability to continue as a going concern, which takes into account certain significant conditions and events, including our ability to repay or refinance short-term debt and to obtain appropriate entitlements to proceed with planned development activities. Additionally, management’s plans include estimates and assumptions which may be impacted by changes in economic conditions, including interest rates, construction costs and real estate values. Actual results could significantly differ from those estimates.

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

Earnings (loss) per Share
    Basic earnings (loss) per share is calculated based on the weighted average number of shares outstanding during the period. The computation of dilutive earnings (loss) per share includes the effect of unvested restrictive stock and long-term incentive plan units (“LTIP units”) that have been granted, all calculated using the treasury stock method. The effect of unvested restricted stock and LTIP units that have been granted is not dilutive for the period from January 30 through June 30, 2007, the six months ended June 30, 2008, and the three months ended June 30, 2008 and 2007.

Share-Based Compensation

We have awarded stock-based compensation to employees and members of our Board of Directors in the form of restricted shares and LTIP units. These awards are accounted for under Statement of Financial Accounting Standard No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”). This pronouncement requires that we estimate the fair value of the awards and recognize this value over the requisite vesting period. Accordingly, restricted shares are accounted for based on their fair market value at the date of grant and amortized over the vesting period. The company used a third-party consultant to assist management in determining the fair value of our LTIP units. The fair value is based on the market value of our common stock on the date of the grant and a discount for post-vesting probabilities and other restrictions.

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

Recently Issued Accounting Literature

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 (“FSP SFAS 157-1”).  FSP FAS 157-1 defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  FSP SFAS 157-1 also excludes certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases from the scope of SFAS 157. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have a significant impact on our consolidated financial position and results of operations.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

 In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007.  Effective January 1, 2008, we adopted SFAS 159 on a prospective basis.  The adoption of SFAS 159 did not have a significant impact on our consolidated financial statements as we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

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

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principle (“SFAS 162”).  SFAS 162 identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of  nongovernmental entities that are presented in conformity with GAAP.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  We do not expect the adoption of SFAS 162 to have a significant effect on our consolidated financial statements.

3. MINORITY INTERESTS

Minority interests relate to the interests in our operating partnership that are not owned by our company.  In conjunction with the formation of our company, our operating partnership issued LTIP units to certain executives on January 30, 2007. LTIP units are a special class of partnership interest in our operating partnership.  Initially, LTIP units do not have full parity with common units in our operating partnership with respect to allocation of profits or losses and distributions of disposition proceeds, are not redeemable for shares of our common stock and have a liquidation value of zero.  Upon the occurrence of certain events in accordance with the terms of our operating partnership agreement, the LTIP units will achieve parity (equalization) with common units in our operating partnership, will be entitled to a non-recurring special allocation of income (losses) for the specific equalization event, and thereafter will share in profits and losses of the operating partnership equal to their effective ownership interest (0.4% at June 30, 2008).

On March 31, 2008, an equalization event occurred and in accordance with the terms of our partnership agreement, all 347,835 outstanding LTIP units at the time achieved parity with common units in our operating partnership and upon completion of the vesting requirements more fully described in Note 11 below, all units will be redeemable for cash, or at our election, shares of our common stock on a one-for-one basis.

4. RENTAL PROPERTIES

Rental properties consist of the following:

	June 30, 2008 (unaudited)	December 31, 2007
	(in thousands)
Land	$170,136	$187,281
Building and improvements	136,126	138,440
	306,262	325,721
Less: Accumulated depreciation	(21,669)	(19,625)
	$284,593	$306,096

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We have 26 rental properties as of June 30, 2008 and 27 rental properties as of December 31, 2007, with each located in Southern California. Depreciation expense on buildings and building improvements was approximately $1.4 million and $1.8 million for the three months ended June 30, 2008 and 2007 (including discontinued operations), respectively.   During the second quarter of 2007, we reclassified certain amounts between land and building improvements which did not have a significant impact to the consolidated financial statements for the quarter.  Depreciation expense on buildings and building improvements was approximately $2.9 million and $2.8 million for the six months ended June 30, 2008 and 2007 (including discontinued operations).

5. REAL ESTATE HELD FOR DEVELOPMENT

Real estate held for development consists of the following:
	June 30, 2008 (unaudited)	December 31, 2007
	(in thousands)
Land	$277,197	$280,039
Building and improvements	14,560	14,560
Construction in process	196,524	167,190
	$488,281	$461,789

As of June 30, 2008 and December 31, 2007, we owned 28 properties held for real estate development and construction in process includes costs related to ongoing build-to-suit construction agreements and other acquisition deposits totaling $12.7 million (See Note 12). Interest capitalized for the three months ended June 30, 2008 and 2007 was approximately $3.4 million and $3.0 million, respectively.  Interest capitalized for the six months ended June 30, 2008 and 2007 was approximately $6.8 million and $8.5 million, respectively.

6. OTHER ASSETS

Other assets consist of the following:
	June 30, 2008 (unaudited)	December 31, 2007
	(in thousands)
Deferred loan costs	$2,278	$1,921
Intangible assets – in-place leases	1,209	1,209
Machinery and equipment	2,404	2,191
Deposits and prepaid expenses	1,300	1,088
Other	—	281
	7,191	6,690
Accumulated amortization and depreciation	(3,723)	(3,139)
	$3,468	$3,551

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2008 (unaudited)	December 31, 2007
	(in thousands)
Accrued property taxes	$4,217	$1,349
Tenant security deposits	2,068	2,016
Purchase deposit	2,000	—
Accrued interest – mortgage debt	1,725	1,769
Other	2,472	2,911
	$12,482	$8,045

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8. NOTES PAYABLE SECURED BY REAL ESTATE
Notes payable secured by real estate consists of the following (in thousands):
PROJECT NAME	Interest Rate	Maturity Date	Balance		Balance
			6/30/2008		12/31/2007
Fixed rate mortgage notes:
Seventh Street Produce Market/Alameda Square	6.75%	November 30, 2008	$49,678		$50,445
Meruelo Wall Street (1)	6.25%	July 5, 2008 (1)	20,513		20,721
Crown Commerce Center	7.48%	September 5, 2011	10,255		10,314
Seventh Street Produce Market/Alameda Square	8.00%	November 30, 2008	9,924		9,989
Washington Cold Storage	6.93%	April 13, 2016	9,630		9,707
2131 Humboldt Street	6.50%	January 1, 2011	7,000		7,000
420 Boyd Street	7.49%	June 15, 2012	5,950		5,950
1500 Griffith Avenue	7.00%	January 24, 2013	3,000		3,000
905 E. 8th Street	7.50%	January 15, 2009	1,950		1,950
500 Mateo Street	7.00%	March 1, 2016	550		640
1800 E. Washington Blvd. (2)			-		9,100
Santa Fe Plaza(2)			-		3,165
Total Fixed Rate Mortgage Notes			$118,450		$131,981

Variable rate mortgage notes:
Union Lofts Mini Permanent Loan	1-Month LIBOR plus 1.65%	March 1, 2009	$28,108		$25,721
South Park Towers (3)	Prime Rate	July 14, 2008 (3)	25,000		25,000
Sky Arc (3)	Prime plus .75%	July 1, 2008 (3)	19,000		19,000
Southern California Institute of Architecture	Prime plus .25%	August 1, 2011	10,157		10,197
1800 E. Washington Blvd. (2)	Prime Rate	October 1, 2017	9,100		-
Barstow Produce Center Construction Loan	Prime plus .75%	January 9, 2013	9,085		9,030
Pomona Park Village (4)	Prime plus 7.0%(4)	June 26, 2011	8,800		-
1875 W. Mission Blvd.	6-Month Libor plus 6.25%	March 29, 2024	8,592		8,665
Ullman Tower One (5)	Prime Rate	June 1, 2009	8,550	(5)	-
788 S. Alameda Street	Prime plus .50%	April 1, 2013	7,233		-
Center Village (6)	Prime plus 1.0%	October 1, 2008 (6)	7,000		7,000
Ullman Tower Two (7)	Prime Rate	August 1, 2008 (7)	6,397		6,397
Barstow Produce Center Construction Loan	Prime plus 1.0%	January 9, 2010	6,246		6,180
Washington Produce Market	Prime plus .50%	December 5, 2012	6,112		6,150
1919 Vineburn Avenue (8)	Prime plus 1.0%	July 1, 2009	5,500		5,500
620 Gladys Avenue	Prime Rate	October 1, 2008	5,377		5,157
Desmond Building (9)	Prime plus 1.0%	May 1, 2009	5,340		5,340
801 E 7th Street (10)	Prime Rate	September 1, 2008	4,400		4,400
Meruelo Farms	Prime Rate	November 7, 2010	3,350		3,350
Santa Fe Plaza(2)	6 month US Treasury plus 1.70%	October 1, 2017	3,151		-
3rd & Omar	Prime plus .25%	August 15, 2010	2,584		2,599
2415 Washington Blvd.	Prime Rate	November 15, 2008	990		978
2000 San Fernando Road			-		13,474
Ullman Tower One(5)			-		11,275
Total Variable Rate Mortgage Notes			$190,072		$175,413

GRAND TOTAL			$308,522		$307,394

(1)	The current lender has issued a letter of intent to extend this loan for an additional three year term.
(2)	Effective May 1, 2008, the interest rate on these loans became variable.
(3)	Lender extended these land loans for an additional one year term.
(4)
This is a new loan secured by an approximately fourteen acre parcel and an office building constituting part of our Pomona Park Village property.  The interest rate increases on the second and third anniversaries of this loan.

(5)	We refinanced this land loan for a one year term with a new lender for a lowered principal amount.
(6)	We have a one year extension option on this loan, which we intend to exercise.
(7)	Lender extended this land loan for an additional one year term upon substitution of collateral.
(8)	Lender extended this loan for an additional one year term to July 1, 2009.
(9)	This loan represents a substitution of collateral and an additional one year term for a prior land loan on Olive Street Towers.
(10)	This loan is secured by a project that is under contract for sale.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of June 30, 2008 and December 31, 2007, the Prime rate was 5.00% and 7.25%, respectively.  In addition, we have three loans that are calculated using the one-month LIBOR rate, the six-month LIBOR rate and the six-month US Treasury rate, respectively.  The LIBOR rates in place at June 30, 2008 for these loans were 2.46% and 3.11%, respectively.  The six-month US Treasury rate in place at June 30, 2008 was 2.17%.  The LIBOR rates in place at December 31, 2007 for these loans were 4.85% and 5.23%, respectively.  We did not have a loan based on the six-month US Treasury rate at December 31, 2007.  The weighted average interest rate of our debt was 6.94% and 7.47% at June 30, 2008 and December 31, 2007, respectively.

At June 30, 2008 and December 31, 2007, the carrying value of the real estate securing the fixed and variable rate mortgages was approximately $523.8 million and $502.8 million, respectively.

Several of the mortgage notes for properties held for development have an interest reserve with the respective lender. These reserves generally cover the estimated interest carrying costs during the mortgage term. As interest accrues it is added to the note balance up to the amount of the interest reserve. At June 30, 2008 and December 31, 2007, there was approximately $0.6 million and $0.5 million, respectively, in the various interest reserve accounts.

At June 30, 2008, fourteen of our mortgage notes totaling $192.2 million are coming due within one year. We are currently actively engaged in extending or refinancing these mortgage notes.   Since June 30, 2008, of these fourteen mortgage notes, (a) three have been extended for an additional one year term, (b) one note is subject to a three year extension pursuant to a lender’s letter of intent, and (c) one note has a one year extension option.  Net of these term extensions, the remaining nine mortgage notes that are coming due within one year total $114.3 million.  Only one remaining mortgage note of these nine is secured by an unimproved land parcel.

9. LOSS PER SHARE

The following is a summary of the elements used in calculating basic and diluted loss per share (unaudited and in thousands except for share data):

	For the Six Months Ended June 30, 2008	Period January 30, 2007 to June 30, 2007	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007
Operating loss	$(21,055)	$(5,301)	$(7,309)	$(3,759)
Income from discontinued operations	535	140	94	140
Gain on sale of real estate	6,897	—	—	—
Minority interests	(1,331)	—	29	—
Benefit from income taxes	4,507	—	778	—
Net loss attributable to common shareholders	$(10,447)	$(5,161)	$(6,408)	$(3,619)
Weighted average common shares outstanding – basic	85,746,786	84,903,308	86,422,172	85,478,164
Net loss per share - basic and diluted	$(0.12)	$(0.06)	$(0.07)	$(0.04)

For all time periods presented above, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10. EQUITY INCENTIVE PLAN

On January 30, 2007, we adopted an equity incentive plan. The purpose of the 2007 Equity Incentive Plan is to provide us with the flexibility to use restricted stock, LTIP units and other awards as part of an overall compensation package to provide compensation to attract and retain qualified personnel. The LTIP units are interests in the operating partnership that, upon the allocation of profits from the operating partnership over time, may be converted into the operating partnership’s common units (a “Partnership Common Unit”) and consequently, become redeemable by the holder on a one-for-one basis for cash equal to the value of a share of our common stock or, at our election, a share of the our common stock. We have initially reserved 2,277,500 shares of our common stock for the issuance of awards under our equity incentive plan. From the initial reservation, there remain 1,062,662 unissued shares of our common stock under our equity incentive plan. The number of shares reserved under our equity incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our equity incentive plan will be available for future awards.

Restricted Stock

On January 30, 2007, pursuant to our equity incentive plan, the Company awarded 314,436 shares of restricted stock to non-executive employees. An additional 101,900 shares of restricted stock were issued subsequently through June 30, 2008. Restricted stock issued to non-executive employees vests one-third on each of the first, second and third anniversary dates of the grant. Also on January 30, 2007, an initial grant of 10,000 shares of restricted stock was issued to non-employee directors, which vest on the second annual meeting of the shareholders following the year of grant, subject to the director’s continued service through the day immediately preceding such meeting. During the period from January 30, 2007 through June 30, 2008, 59,333 shares of non-executive employee restricted stock were forfeited and 106,202 shares of employee restricted stock vested.

As of June 30, 2008, there was approximately $1.9 million of total unrecognized compensation cost related to the non-vested portion of restricted stock under the equity incentive plan. The cost is expected to be recognized over a weighted average period of 1.7 years. The fair value of the unvested restricted shares outstanding as of June 30, 2008 was approximately $2.5 million.

Unvested Restricted Stock	Number of Restricted Stock Shares	Weighted Average Issuance Date Fair Value
Outstanding at January 1, 2008	359,736	$10.09
Issued	21,100	2.80
Vested	(106,202)	4.02
Forfeited	(13,833)	8.56
Outstanding at June 30, 2008	260,801	$9.45

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

On May 8, 2008, we hired Andrew Murray to serve as Chief Financial Officer of the Company effective May 23, 2008.  Mr. Murray is entitled to receive up to 500,000 LTIP units pursuant to his employment agreement.  Details of the issuance of such 500,000 LTIP units are described in the next two paragraphs.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As a performance incentive, during the term of his employment with the Company under the employment agreement, Mr. Murray may earn up to five tranches of 40,000 LTIP units each if the Company’ stock price exceeds pre-determined thresholds ($10 per share, $11 per share, $12 per share, $13 per share and $14 per share, respectively, for the five tranches), for an aggregate of up to 200,000 LTIP units.  Each tranche of 40,000 LTIP units is earned and fully vested when the Company’s common stock trades at or above the applicable stock price threshold over a period of 20 consecutive trading days, as reported by the Nasdaq Global Market (or other affiliated or successor national securities exchange on which the Company’s common stock may then trade).

In addition, Mr. Murray will receive 35,000; 60,000; 60,000; 60,000; 60,000; and 25,000 LTIP Units on December 31, 2008, December 31, 2009, December 31, 2010, December 31, 2011, December 31, 2012, and May 31, 2013, respectively (an aggregate of up to 300,000 LTIP units), provided such date occurs during Mr. Murray’s term of employment.

During the period from January 30, 2007 through June 30, 2007, compensation expense related to LTIPs was approximately $0.4 million.  During the three months ended June 30, 2008 and 2007, compensation expense related to LTIPs was approximately $0.2 million, respectively.  During the six months ended June 30, 2008, compensation expense related to LTIPs was approximately $0.4 million.  As of June 30, 2008, there was approximately $1.8 million of total unrecognized compensation cost related to the LTIP units under the equity incentive plan.

LTIP Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	347,835	$7.43
Granted	500,000	0.88
Redeemed	—	—
Outstanding at June 30 2008	847,835	$3.57

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

The effective tax rate is based upon our estimated fiscal 2008 income (loss) before the provision for income taxes. To the extent the estimate of fiscal 2008 income (loss) before the provision for income taxes changes, our provision for income taxes will change as well. We recorded an income tax benefit of approximately $0.8 million and $4.5 million for the three and six months ended June 30, 2008, respectively, based upon a reduction in deferred tax liabilities related to the impairment loss on real estate assets subject to purchase accounting adjustments at the time of the IPO.  For the period from January 30, 2007 through June 30, 2007 and the three months ended June 30, 2007, no income tax provision or benefit was recorded as a valuation allowance was applied to deferred tax assets recognized as a result of net operating losses for the period.

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

 MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

We have an ongoing build-to-suit construction agreement with Dynamic Builders that allows us to identify a property for development and Dynamic Builders will acquire the property and construct the improvements according to our specifications. The purchase prices upon completion of these projects vary according to construction costs. As of June 30, 2008, our aggregate purchase prices upon project completion with Dynamic Builders totaled approximately $88.9 million, of which $8.7 million has been paid in deposits and included in real estate held for development. Since June 30, 2008, we have decided to not pursue one of the two outstanding property purchases from Dynamic Builders that represented $72.8 million of the $88.9 million in aggregate purchase prices.

As of June 30, 2008, we were subject to an aggregate of approximately $9.0 million in purchase obligations (net of deposits) to acquire three other development projects (American Fish and 1828 Oak Street).   We currently expect to acquire and concurrently sell the American Fish and 1828 Oak Street projects.

As of June 30, 2008, we have the ability to assume a purchase contract held by the parents of Richard Meruelo to acquire an industrial building known as Overland Terminal in Los Angeles, California.  As of June 30, 2008, we had made an initial deposit of $0.25 million and had acquired a 12.5% interest in the seller entity that owns Overland Terminal.  When we acquire Overland Terminal, we will acquire it net of the deposit made and the 12.5% ownership interest previously acquired. Since June 30, 2008, we have procured a commitment for $14.5 million in net loan proceeds from a new acquisition loan to acquire Overland Terminal.

At March 31, 2008, we had a $0.15 million irrevocable standby letter of credit outstanding to guarantee our obligations related to environmental remediation activities at our Vignes Village development project.  The letter of credit had a maturity date of June 2008, which we did not extend as we have completed the environmental remediation and satisfied our obligations.

Our commitments and contingencies include the usual obligations of real estate owners, operators and developers incurred in the normal course of business. In the opinion of management, the resolution of these matters will have no significant impact on our consolidated financial position or results of operations. We maintain cash at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage.  Management believes that the risk is not significant.

13. RELATED-PARTY TRANSACTIONS

As of June 30, 2008 and December 31, 2007, we did not owe Richard Meruelo or entities affiliated with him any funds.  As of June 30, 2008 and December 31, 2007 we were contingently owed approximately $14.2 million pursuant to an affiliates note receivable pursuant to an arrangement with two of our affiliates indirectly owned by Messrs. Richard Meruelo and John Charles Maddux. As discussed in greater detail below, this arrangement does not involve any borrowing by the two affiliates from us. Rather, the arrangement is akin to an “earnout,” pursuant to which we may issue common stock to the affiliates.

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

 MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Pursuant to the arrangement, we agreed that, if and when amounts owing under the contingent note receivable are paid and are no longer subject to litigation risk, we would issue to affiliates of Messrs. Meruelo and Maddux a total number of shares of common stock having a value equal to such payments (valuing the common stock for this purpose at the per share price in our IPO), plus pay their interest at the “applicable federal rate” in effect from the date of the IPO closing through the date of the stock issuance. On February 14, 2007, in consideration of payments made under the contingent note receivable, we issued a total of 275,207 shares pursuant to the contingent issuance arrangement. In addition, on March 10, 2008, we issued 840,000 shares to affiliates of Mssrs. Meruelo and Maddux that we had a contingent obligation to issue based on amounts that were previously paid to our company by the Taylor Yards entity and that have since become no longer subject to litigation risk.  As a result of such litigation risk being removed, the company has no contingent or other obligation to return such amounts received.  Any further payment of the contingent note receivable and any further contingent issuance of stock depends on the amount of the condemnation proceeds for the Taylor Yards property.  As of June 30, 2008, we had a remaining obligation to issue up to 1,421,423 additional shares if and when amounts owing under the contingent note receivable are paid and no longer subject to litigation risk.  See “Note 15: Subsequent Events” below for subsequent detail.

The contingent note receivable originally carried the same interest rate, repayment terms and maturity date as the CalPERS credit facility (See Note 9). The net proceeds from our IPO were used to pay off the CalPERS credit facility on January 30, 2007, including amounts drawn in connection with the contingent note receivable. In connection with the CalPERS pay off, we reduced the interest rate on the contingent note receivable to 4.77%. As of June 30, 2008 and December 31, 2007, the contingent note receivable from affiliates has been included as a reduction of owners’ equity (deficit) in the consolidated balance sheet.

Following our IPO, we continue to provide legal services to the Taylor Yards entity under a new services agreement with the Taylor Yards entity effective as of January 30, 2007. Fees generated under the new agreement for the three and six months ended June 30, 2008 totaled $10,500 and $21,000, respectively.  Fees generated for the three months ended June 30, 2007 and for the period January 30, 2007 thru June 30, 2007 totaled $10,500 and $17,500, respectively.  Any other services provided to Richard Meruelo or entities affiliated with him are billed directly to Mr. Meruelo and included in management fees in the consolidated statements of operations.

We provide property management, leasing and development services to properties that are owned by a related party, namely Homero and Belinda Meruelo, the parents of Richard Meruelo. Management fees generated for the three and six months ended June 30, 2008 totaled $37,500 and $75,000, respectively.  Management fees generated for the three months ended June 30, 2007 and the period from January 30 thru June 30, 2007 totaled $37,500 and $62,500, respectively. Because of the nature and extent of transactions with affiliates, the accompanying consolidated financial statements may or may not be indicative of the condition that would have existed or the results of operations that would have occurred if our predecessor business had operated without such affiliates.

On May 27, 2008, we completed the first part of an interim financing of our operating project at 2000 San Fernando Road (Fedex) to a related party, namely an entity controlled by the parents of Richard Meruelo.  As part of this interim financing of this project, we sold this project to this related party for approximately $28.4 million subject to a subsequent resale agreement.  As part of this resale agreement, we will participate 100% in the subsequent sale proceeds in excess of the original sales price net of transaction costs plus an imputed 12.0% annual cost of carry to the related party when this property is subsequently resold.  The related party has an agreement in place to resell the project to a third party buyer and realize additional gain on the sale of the project.  The resale agreement expires on June 30, 2009.  The third party buyer is obligated to acquire this property for $35.0 million on or before August 15, 2008 per the contract terms of the purchase and sale agreement.  We expect to receive approximately $5.0 million of proceeds pursuant the resale agreement.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

14. DISCONTINUED OPERATIONS

On May 27, 2008, we completed the interim financing or initial sale of the 2000 San Fernando Road property to a related party as discussed previously in Note 13.  In accordance with SFAS 144, the results of operations for 2000 San Fernando Road are reflected in the consolidated statement of operations as discontinued operations for all periods presented.  No gain or loss on sale of this project is included in discontinued operations.  The transaction cannot be recorded as a sale until certain criteria are met in accordance with SFAS 66.  One such criterion is that we have no continuing involvement in the property.  As we do have continuing involvement in the project at June 30, 2008 with a resale agreement with the buyer, all of the sales criteria in SFAS 66 have not been satisfied.  We have recorded a deferred gain on sale until all such criteria are met.  The buyer has an agreement in place to resell the property and we will realize additional gain upon the final sale of the property.  This property is contracted to be resold on or before August 15, 2008.

The following table summarizes the income and expense components that comprise income from discontinued operations for the three and six months June 30, 2008 and the three months ended June 30, 2007 and the period from January 30, 2007 to June 30, 2007 (in thousands).

	Three Months Ended		Six Months Ended	Period from January 30,
	June 30, 2008	June 30, 2007	June 30, 2008	to June 30, 2007
Revenue:
Rental income	$432	$387	$1,291	$387
Total Revenue	432	387	1,291	387
Expenses:
Rental expenses	65	59	160	59
Interest expense	156	154	294	154
Depreciation and amortization	117	34	302	34
Total Expenses	338	247	756	247
Total Income from Discontinued Operations	94	140	535	140

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

15. SUBSEQUENT EVENTS

Since June 30, 2008, matters related to the Taylor Yards entity were concluded such that entities controlled by Messrs. Meruelo and Maddux were issued 1,421,423 shares of common stock and the company received approximately $14.2 million in cash proceeds.

As of July 31, 2008, we entered into an $84.0 million construction loan with an affiliate of Canyon Capital Realty Advisors LLC located in Los Angeles, California to provide for the completion of the construction of our class A, high-rise apartment project located at 717 W. Ninth Street.  This flexible or bridge construction loan is for an initial 18 month term with five extension options of 6 months each for a total possible term of 48 months.  The interest rate of this loan is fixed at 12.0% per annum through final maturity.  The commitment fee is 1.50% of the total loan amount for the initial eighteen month term.  Extension fees are 0.50% of the commitment for the first three extensions, 1.00% for the fourth extension and 1.50% for the fifth extension.  The loan may be repaid in full at anytime within the initial term for a prepayment penalty that provides for the lender to earn a minimum of 12 months of interest on the loan funds advanced.  After the initial term, the loan may be repaid in full with no prepayment penalty.  As of the closing of the construction loan, we had $73.0 million of cash equity in the construction of 717 W. Ninth Street.  We are obligated to contribute an additional $5.0 million of cash to the project by May 1, 2009 to provide for reserves for currently unforeseen additional construction costs and contingencies.  This loan is secured by the 717 W. Ninth Street property and is recourse to our company.  An additional property, referred to as Chinatown Towers, which is an unencumbered land parcel located in the Chinatown area just north of downtown Los Angeles, is being provided as additional collateral to the lender.  This collateral will be released by the lender upon the completion of construction and the receipt of a temporary certificate of occupancy encompassing 100% of the building.

As discussed in “Note 8: Notes Payable Secured by Real Estate” we have continued to extend the maturities of loans coming due within the next twelve months.  Since June 30, 2008 as it relates to the fourteen notes maturing in the next year, we have (a) extended three notes for an additional one year term, (b) obtained a lender’s letter of intent for a three year extension on one note, and (c) obtained availability of a one year extension option on one note.  Net of these term extensions, the remaining nine mortgage notes that are coming due before June 30, 2009 total $114.3 million.  Only one of these nine remaining mortgage notes is secured by an unimproved land parcel.

The subsequent resale of the 2000 San Fernando Road Fedex property is contracted to be sold to a third party on or before August 15, 2008 for a gross purchase price of $35.0 million.  At such time, we will record into income the original deferred gain of $9.0 million and an additional gain of approximately $5.0 million.

 We have yet to complete the acquisition of Overland Terminal but have secured a commitment for $14.5 in net loan proceeds from a new acquisition loan to acquire Overland Terminal.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary significantly from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

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

Company Profile

We are a self-managed, full-service real estate company that develops, redevelops and owns commercial and residential properties located in downtown Los Angeles and other densely populated urban areas in California that are undergoing demographic or economic changes. As of June 30, 2008, we own, lease with rights to purchase and have rights to acquire interests in 54 projects. One of these projects is currently held for sale.

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

On January 30, 2007, we consummated our initial public offering (our “IPO”) and sold to the public 40,000,000 shares of our common stock. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock, and we also issued 275,207 shares to affiliates of Messrs. Meruelo and Maddux that we had a contingent obligation to issue.  On March 10, 2008, we issued an additional 840,000 shares to affiliates of Messrs. Meruelo and Maddux pursuant to the contingent issuance arrangement (we have a remaining obligation to issue up to 1,421,423 shares).  As of June 30, 2008, we had 86,685,167 shares of common stock outstanding. Including proceeds from issuance of shares pursuant to the over-allotment option, we raised approximately $425.7 million in net proceeds in our IPO, after the underwriting discount but before expenses related to our IPO.

Results of Operations

Executive Summary

Our operating results for the three months ended June 30, 2008, were in line with management’s expectations.  Major variances in the revenues and expenses for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, included increases in rental income and decreases in interest income.

As previously discussed and reflected on our June 30, 2008 balance sheet, we recorded a deferred gain of $9.0 million due to the interim financing of our project at 2000 San Fernando Road to an entity controlled by the parents of Richard Meruelo.  In the third quarter of 2008, this property is contracted to be resold to a third party for $35.0 million.   At such time, we will record into income the original deferred gain of $9.0 million and an additional gain of approximately $5.0 million.

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

The IPO significantly affected our results for the three and six months ended June 30, 2007 (which included one month of our predecessor’s operations) as compared to the three and six months ended June 30, 2008. On and after January 30, 2007, we used IPO proceeds to pay down existing mortgage debt and to pay off the CalPERS mezzanine loan facility incurred by our predecessor business. This has substantially reduced interest expense for the current period as the prior period reflects a full month of interest on a substantially higher level of debt. We also used IPO proceeds to acquire eight properties, three of which are identified in this report as rental properties. In addition, we acquired four parcels attached to existing rental properties and placed them in service upon purchase.  These acquisitions, together with acquisitions of rental properties during 2007, have affected the comparability of rental income as well as rental expenses between the applicable periods.  In addition, we had IPO proceeds invested in a money market account in the prior period, but those proceeds have been used for various acquisitions and debt repayment; thus resulting in less interest income in the current period compared to the prior period.

While we have seen an increase in revenue from rental properties during the three and six months ended June 30, 2008 in comparison to the three and six months ended June 30, 2007, this may not be a predictable measure of our performance for the future. The majority of our assets were acquired with development or redevelopment plans in mind and only six of the 26 rental projects have a current use that is unlikely to be altered within the next five years. We classify a property as either a rental property or real estate held for development. Some properties classified as real estate held for development may generate cash flow (for example, from parking operations), but such cash flow is ancillary to the development and is not reported as rental income but instead is offset against costs that are capitalized.

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

Acquisition and development activities

The comparability of our results of operations is significantly affected by our development and acquisition activities in 2008 and 2007. At June 30, 2007, we owned interests in 26 rental projects and 28 projects held as real estate for development. At June 30, 2008, we owned interests in 26 rental projects and 28 projects held as real estate for development.   Our project at 2000 San Fernando Road is not included in the project count at June 30, 2008, but is included at June 30, 2007. The results of our project at 2000 San Fernando Road for all periods presented are shown in discontinued operations in accordance with SFAS 144.

Between January 1, 2007 and June 30, 2008, excluding 2000 San Fernando Road, we acquired or placed in service the following four rental projects.
Projects	Acquisition or Conversion Date	Net Rentable Square Footage
Washington Produce Market (2640 Washington Blvd)	3/7/2007	31,876
230 W. Avenue 26th	4/1/2007	67,671
420 Boyd Street	6/27/2007	47,806
4th Street Center	9/30/2007	14,472
Total		161,825

In addition, between January 1, 2007 and June 30, 2008, we acquired or placed in service additional parcels attached to the following current rental projects.
Projects	Date of Addition	Additional Square Footage
Crown Commerce Center	1/26/2007	18,500
905 E 8th Street	3/23/2007	3,597
Center Village	3/27/2007	66,135
620 Gladys Avenue	4/13/2007	49,959
Total		138,191

Comparison of three months ended June 30, 2008 to three months ended June 30, 2007

The following table reflects our condensed consolidated and combined statements of operations for the three months ended June 30, 2008 and 2007 (unaudited and in thousands):

	Three Months Ended June 30,
	2008	2007	Increase (Decrease)
Revenues:
Rental income	$5,987	$5,176	$811	15.7%
Management fees	69	73	(4)	-5.5%
Interest income	222	986	(764)	-77.5%
Other income	50	67	(17)	-25.4%
Total revenues	6,328	6,302	26	0.4%
Expenses:
Rental expenses	3,524	3,319	205	6.2%
Interest expense	2,242	2,466	(224)	-9.1%
Depreciation and amortization	1,490	1,787	(297)	-16.6%
Impairment loss on real estate assets	3,895	-	3,895	100.0%
General and administrative	2,486	2,489	(3)	-0.1%
Total expenses	13,637	10,061	3,576	35.5%
Income from discontinued operations	94	140	(46)	-32.9%
Loss before income taxes and minority interests	(7,215)	(3,619)	(3,598)	-99.4%
Minority interests	29	-	29	100.0%
Loss before income taxes	(7,186)	(3,619)	(3,569)	-98.6%
Benefit for income taxes	778	-	778	100.0%
Net loss	$(6,408)	$(3,619)	$(2,791)	-77.1%

Rental income. Rental income increased by $0.8 million, or 15.7%, to $6.0 million for the three months ended June 30, 2008 compared to $5.2 million for the three months ended June 30, 2007.  An increase of $0.2 million is attributable to property tax recoveries collected and billed in the current year that was not billed in the prior year.  In addition, an increase of $0.4 million is attributable to rental operations at projects acquired during 2007, which had partial or no operations in the prior year.  The remainder of the increase is due to an increase in occupancy at our rental projects during the current year compared to the prior year.

Management fees. Management fees, which consists of fees earned for management of properties outside of the company and management fees from the parents of Richard Meruelo, remained flat during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Interest income. Interest income decreased by $0.8 million, or 77.5%, to $0.2 million for the three months ended June 30, 2008 compared to $1.0 million for the three months ended June 30, 2007.  The decrease is primarily due to the IPO proceeds invested in interest bearing accounts in the prior year.  We used the IPO proceeds throughout 2007 to pay down mortgage debt and to acquire additional projects.

Other income. Other income, which primarily consists of leasing space to businesses in the entertainment industry for filming, remained flat during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Rental expenses. Rental expenses increased by $0.2 million, or 6.2%, to $3.5 million for the three months ended June 30, 2008 compared to $3.3 million for the three months ended June 30, 2007. Most of the increase is attributable to the operation of rental properties placed in service during 2007 that had limited or no operations during the three months ended June 30, 2007.

Interest expense. Interest expense decreased by $0.2 million or 9.1% to $2.2 million for the three months ended June 30, 2008 compared to $2.4 million for the three months ended June 30, 2007. The decrease is due to the reduction of interest rates on our consolidated debt.  The weighted average interest rate at June 30, 2008 is 6.94% compared to 7.80% at June 30, 2007.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.3 million, or 16.6%, to $1.5 million for the three months ended June 30, 2008 compared to $1.8 million for the three months ended June 30, 2007. This decrease is primarily due to increased depreciation expense recorded in June 2007 due to a reclassification of certain amounts between land and building and improvements.  This is offset by increased real estate values as a result of property acquisitions and the purchase of additional interests in the current portfolio.  In addition, there was no similar reclassification done in the current year.

Impairment loss on real estate assets. Impairment loss on real estate assets increased by $3.9 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to the recognition of a $3.9 million impairment loss on our development project at 3000 E. Washington Blvd. This impairment loss was due primarily to our decision to not pursue the acquisition of 3000 E. Washington Blvd. pursuant to pre-existing contractual terms.  In connection with the IPO formation transactions, we accounted for the project at 3000 E. Washington Blvd as a purchase in accordance with SFAS 141. Accordingly, we estimated the fair value of the deposits made and “stepped-up” the asset value by approximately $3.0 million.  There were no corresponding impairment losses on real estate assets during the comparable period in 2007.

General and administrative expenses. General and administrative expenses remained flat during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Income from discontinued operations. Income from discontinued operations, which includes income earned from our project at 2000 San Fernando Road, decreased during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 because we obtained interim financing on the project on May 27, 2008, in advance of the final sale.  Thus we only recognized two months of income in the current year compared to three months of income in the prior year.

Minority interests. Minority interests increased by $0.03 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, due to the equalization event that occurred in March 2008.  In accordance with the terms of our partnership agreement, all then outstanding LTIP units achieved parity with the common units in our operating partnership and minority interest on our net loss is now allocated to the LTIP unit holders.  There were no corresponding equalization events during the comparable period in 2007 so no net loss was allocated to the LTIP unit holders.

Benefit for income taxes. Benefit for income taxes increased by $0.8 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, due to the recognition of a $0.8 million benefit on income taxes due to the impairment loss recognized on our project at 3000 E. Washington Blvd.  In connection with the IPO formation transactions, we accounted for this project as a purchase in accordance with SFAS 141. Accordingly, we estimated the fair value of the purchase deposits we made on this property and “stepped-up” the asset value by approximately $3.0 million and recorded a corresponding deferred tax liability of $0.8 million. We recorded a benefit for income taxes of $0.8 million to reduce the deferred tax liability reflected on our balance sheet that would not be used as a result of the termination of the purchase contract. There was no corresponding benefit for income taxes during the comparable period in 2007.

Comparison of six months ended June 30, 2008 to six months ended June 30, 2007

The following table reflects our condensed consolidated and combined statements of operations for the six months ended June 30, 2008 and 2007 (unaudited and in thousands):

	Six Months Ended June 30,
	2008	2007 (1)	Increase (Decrease)
Revenues:
Rental income	$11,741	$10,919	$822	7.5%
Management fees	142	132	10	7.6%
Interest income	425	2,234	(1,809)	-81.0%
Other income	159	173	(14)	-8.1%
Total revenues	12,467	13,458	(991)	-7.4%
Expenses:
Rental expenses	6,955	6,690	265	4.0%
Interest expense	4,561	6,222	(1,661)	-26.7%
Depreciation and amortization	2,998	3,084	(86)	-2.8%
Impairment loss on real estate assets	14,140	-	14,140	100.0%
General and administrative	4,868	4,767	101	2.1%
Total expenses	33,522	20,763	12,759	61.5%
Discontinued operations
Income from discontinued operations	535	140	395	282.1%
Gain on sale of real estate	6,897	-	6,897	100.0%
Loss before income taxes and minority interests	(13,623)	(7,165)	(6,458)	-90.1%
Minority interests	(1,331)	-	(1,331)	-100.0%
Loss before income taxes	(14,954)	(7,165)	(7,789)	-108.7%
Benefit for income taxes	4,507	-	4,507	100.0%
Net loss	$(10,447)	$(7,165)	$(3,282)	-45.8%

(1)
For purposes of comparison, 2007 amounts include the predecessor results for the period from January 1, 2007 to January 29, 2007 and our company results for the period from January 30, 2007 to June 30, 2007.

Rental income. Rental income increased by $0.8 million, or 7.5%, to $11.7 million for the six months ended June 30, 2008 compared to $10.9 million for the six months ended June 30, 2007. An increase of $0.2 million is attributable to property tax recoveries collected and billed in the current year that was not billed in the prior year.  In addition, an increase of $0.4 million is attributable to rental operations at projects acquired during 2007, which had partial or no operations in the prior year.  The remainder of the increase is due to an increase in occupancy at our rental projects during the current year compared to the prior year.

Management fees. Management fees, which consist of fees earned for management of properties outside of the company and management fees from the parents of Richard Meruelo, remained flat during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Interest income. Interest income decreased by $1.8 million, or 81.0%, to $0.4 million for the six months ended June 30, 2008 compared to $2.2 million for the six months ended June 30, 2007.  The decrease is primarily due to the IPO proceeds invested in interest bearing accounts in the prior year.  We used the IPO proceeds throughout 2007 to pay down mortgage debt and to acquire additional projects.

Other income. Other income, which primarily consists of leasing space to businesses in the entertainment industry for filming, remained flat during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Rental expenses. Rental expenses increased by $0.3 million, or 4.0%, to $7.0 million for the six months ended June 30, 2008 compared to $6.7 million for the six months ended June 30, 2007. Most of the increase is attributable to the operation of rental properties placed in service during 2007 that had limited or no operations during the six months ended June 30, 2007.  In addition, the results of the six months ended June 30, 2008 reflect the effect of a full six month accrual of additional property taxes incurred as a result of the formation transactions, rather than the five months reflected in the prior year (due to the IPO on January 30, 2007).

Interest expense. Interest expense decreased by $1.7 million or 26.7% to $4.5 million for the six months ended June 30, 2008 compared to $6.2 million for the six months ended June 30, 2007. The decrease is due to the payoff of the CalPERS credit facility and other mortgage debt instruments from our IPO proceeds and the cessation of amortization of loan costs associated with the CalPERS note.  In addition, interest expense decreased due to the reduction of interest rates on our consolidated debt, as the weighted average interest rate at June 30, 2008 is 6.94% compared to 7.80% at June 30, 2007.

Depreciation and amortization expense. Depreciation and amortization expense remained flat during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This is primarily due to increased real estate values as a result of property acquisitions and the purchase of additional interests in the current portfolio offset by increased depreciation expense recorded during June 2007 when we reclassified certain amounts between land and building and improvements.

General and administrative expenses. General and administrative expenses increased by $0.1 million, or 2.1%, to $4.9 million for the six months ended June 30, 2008 compared to $4.8 million for the six months ended June 30, 2007 as a result of our company going public on January 30, 2007.  Since the IPO, we have added staff and infrastructure to accommodate the requirements of becoming a public company, which resulted in increased compensation and administrative costs such as director fees, director and officer insurance, investor relations fees and transfer agent costs.  We have also incurred significantly higher consulting and professional fees associated with corporate governance and compliance with SEC regulations (i.e. costs of complying with the Sarbanes-Oxley Act of 2002 and audit fees).  In addition, we implemented the 2007 Equity Incentive Plan, which resulted in stock compensation expense, which was present in the prior period for five months rather than the full six months in 2008.

Income from discontinued operations. Income from discontinued operations, which includes income earned from our project at 2000 San Fernando Road, increased during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  We acquired this project on April 1, 2007 and we obtained interim financing on the project on May 27, 2008, in advance of the final sale.  Thus we recognized five months of income in the current year compared to three months of income in the prior year.

Impairment loss on real estate assets. Impairment loss on real estate assets increased by $14.1 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to the recognition of $13.0 million of impairment losses on our development projects at 1875 Mission Blvd and 3000 E. Washington Blvd.  In addition, we recorded a $0.9 million impairment loss on Ceres Street Produce Market. In connection with the IPO formation transactions, we accounted for our development projects at 1875 Mission Blvd in Pomona and 3000 E. Washington Blvd. as a purchase in accordance with SFAS 141. Accordingly, we estimated the fair value of 1875 Mission Blvd and 3000 E. Washington Blvd. and “stepped-up” the asset values by approximately $11.2 million and $3.0 million each, respectively.  There were no corresponding impairment losses on real estate assets during the comparable period in 2007.

Gain on sale of real estate. Gain on sale of real estate increased by $6.9 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due to the sale of 9901 Alameda to an unrelated third party in March 2008. The gain is composed of $6.7 million in proceeds received net of closing costs and $0.5 million of attorney fees reimbursed by the seller partially offset by $0.3 million of additional legal fees.  There were no corresponding sales during the comparable period in 2007.

Minority interests. Minority interests decreased by $1.3 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due to the equalization event that occurred in March 2008.  In accordance with the terms of our partnership agreement, all then outstanding LTIP units achieved parity with the common units in our operating partnership and a $1.4 million special allocation of the profits was recognized.  In addition, $0.1 million of the net loss was allocated to the LTIP unit holders.  There were no corresponding equalization events during the comparable period in 2007.

Benefit for income taxes. Benefit for income taxes increased by $4.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due to the recognition of a $3.7 million benefit on income taxes due to the impairment loss recognized on our project at 1875 Mission Blvd in Pomona and $0.8 million benefit on income taxes due to the impairment loss recognized on our project at 3000 E. Washington Blvd.  In connection with the IPO formation transactions, we accounted for these projects as a purchase in accordance with SFAS 141. Accordingly, we estimated the fair value of these properties and “stepped-up” the asset values by approximately $11.2 million and $3.0 million, respectively and recorded a corresponding deferred tax liability of $4.6 million and $0.8 million, respectively. We recorded a benefit for income taxes of $4.5 million to reduce the deferred tax liability reflected on our balance sheet that would not be used as a result of impairment. There was no corresponding benefit for income taxes during the comparable period in 2007.

Liquidity and Capital Resources

We are a development company, are not currently generating recurring positive operating cash flow and require significant capital to satisfy contractual purchase and development commitments, to pay indebtedness maturing over the next year and to pursue discretionary development.

On our consolidated statements of cash flows, we classify cash flows into operating activities, investing activities and financing activities. Our operating activities reflect the operating cash flow performance of our rental properties and primarily consist of net operating income, interest expense, general and administrative expenses and changes in assets and liabilities. Changes in assets and liabilities fluctuate from month to month but tend to be negligible over time. During the first two quarters of 2008, excluding the impact of changes in assets and liabilities, we have used cash of approximately $1.3 million per quarter in operating activities.

The carrying costs of our development projects are reflected in investing activities. As of June 30, 2008, our book value of real estate held for development was approximately $488.3 million, and the current carrying costs associated with our development projects is approximately $5.7 million per quarter.  Carrying costs consist primarily of interest, property taxes and development staff salaries, all of which are capitalized.  Thus, we are incurring approximately $7.0 million per quarter in negative recurring operating activities and carrying costs of our development projects.

As of June 30, 2008, we had cash and cash equivalents of approximately $8.3 million.

The following table sets forth certain information with respect to the indebtedness that was outstanding as June 30, 2008 (in thousands):

	Principal Balance	Weighted Average Interest Rate	Principal Due Within 12 Months
Fixed rate mortgage debt	$118,450	6.89%	$82,605
Variable rate mortgage debt	190,072	6.97%	110,832
Total consolidated debt	$308,522	6.94%	$193,437

As of June 30, 2008, using our notes payable secured by real estate and our total assets from our consolidated balance sheet, our debt-to-total assets ratio is 38.8%.   Our weighted average interest rate decreased from 7.47% as of December 31, 2007 to 6.94% as of June 30, 2008.

As of June 30, 2008, we had approximately $193.4 million in principal indebtedness maturing within one year. Of the $193.4 million in principal coming due within one year, approximately $1.2 million represents scheduled amortization of principal. The remaining $192.2 million of principal coming due by June 30, 2009 is comprised of fourteen loans.    As discussed previously, we continue to extend out the maturities of loans coming due within the next twelve months.  Since June 30, 2008, (a) three of these loans have been extended for an additional one year term, (b) one of these loans is subject to a three year extension pursuant to a lender’s letter of intent to do so, and (c) one of the loans has a one year extension option.  Net of these term extensions to five loans, the remaining nine loans that are coming due within the next twelve months total $114.3 million.  Only one of these remaining nine loans is secured by an unimproved land parcel.

In addition to numerous one year loan extensions, many other positive liquidity events have occurred since June 30, 2008.   One of the largest such positive impacts to our liquidity came from closing on a $84.0 million construction loan for our 717 W. Ninth Street class A, high-rise apartment project as further detailed in “Note 15: Subsequent Events”.   Another positive liquidity event since June 30, 2008 occurred when we received $14.2 million in cash proceeds from the conclusion of the Taylor Yards matter.  We also anticipate receiving (as part of the final step of the 2000 San Fernando Road sale transaction) approximately $5.0 million in net cash proceeds pursuant to the contractual terms of the resale agreement.

In summary, our liquidity requirements for the next twelve months consist primarily of the following:

•	Approximately $114.3 million to satisfy those of our remaining nine loans maturing during the next year.

•	Approximately $14.5 million to acquire one project currently subject to purchase rights (Gold’s Gym).

•	Approximately $11.0 million of planned but uncommitted (i.e. discretionary) capital improvements to our operating properties primarily related to new leases.

•	Approximately $28.0 million in recurring operating activities and interest, real property tax and other costs to carry our development projects, before any on-site development activity.

These liquidity requirements as of June 30, 2008 reflect a decrease of $245.2 million or 59.4% of liquidity requirements as compared to the liquidity requirements as of March 31, 2008.

In addition, we are subject to an aggregate of approximately $9.0 million in purchase obligations (net of deposits) to acquire three other development projects (American Fish and 1828 Oak Street).   We currently expect to acquire and concurrently sell the American Fish and 1828 Oak Street projects.

The disruption in the credit markets has made it more difficult for us to obtain needed debt financing.  For example, lenders are frequently lending at lower loan to value ratios, are taking longer to make lending decisions and are generally applying more stringent underwriting standards.  Nevertheless, in general, we expect our regional and local market lenders to continue to provide us with debt financing opportunities.  We also expect to enter into debt financing transactions with lenders during the year with respect to which we do not currently have a credit relationship.  Whether with respect to regional, local or other lenders, we expect that lenders’ more stringent underwriting standards will lengthen the period to close lending transactions and will decrease loan-to-value ratios. In addition, we have observed that there is a limit to the loan size that regional and local lenders can accommodate, and we anticipate that the development industry will continue to experience difficulty in obtaining large scale ($50 million and greater) construction and permanent loans.

We have benefited from interest rate reduction actions taken by the Federal Reserve in its efforts to moderate the credit market disruptions, which have correspondingly lowered the interest rates on some of our variable rate notes.

Our expected cash sources to fund our liquidity requirements for the year consist of the following:

•	Long-term borrowing secured by Gold’s Gym that we may enter into concurrently with that acquisition.

•	Proceeds from the sale of certain non-core properties that we now intend to sell.

•
Refinancings of the approximately $114.3 million in debt maturing during the next year.  We expect to accomplish this primarily with the existing lenders of the debt and with local and regional lenders with which we have relationships, although we also expect to have the opportunity to refinance a portion of this debt with lenders with respect to which we do not currently have a credit relationship.

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

Contractual Obligations

During the first six months ended June 30, 2008, there were no material changes in our contractual obligations outside the ordinary course of our business.

Cash Flows

Comparison of six months ended June 30, 2008 to six months ended June 30, 2007

Cash and cash equivalents were $8.3 million as of June 30, 2008 and $50.3 million as of June 30, 2007.  For purposes of comparison, the following discussion regarding 2007 amounts include the predecessor results for the period from January 1, 2007 to January 29, 2007 and our company results for the period from January 30, 2007 to June 30, 2007.

Net cash provided by operating activities increased by $6.5 million to $0.7 million for the six months ended June 30, 2008 compared to $(5.8) million for the six months ended June 30, 2007.  The increase is primarily due to improved vendor payment management.

Net cash used in investing activities decreased by $121.4 million to $25.4 million for the six months ended June 30, 2008 compared to $146.8 million for the June 30, 2007.  With the net proceeds received from our IPO we repaid $32.6 million in deferred interest on the CalPERS credit facility, acquired additional real estate of $70.3 million and incurred $15.0 million in additional construction costs over the current year.  In addition, during the six months ended June 30, 2008, we acquired and sold our project at 9901 Alameda, which resulted in $6.8 million of net proceeds.  We also received a $2.0 million deposit towards the sale of our 801 E 7th Street project.  There were no sales in the prior period.

Net cash provided by financing activities decreased by $170.5 million to $30.0 million for the six months ended June 30, 2008, compared to $200.5 million for the six months ended June 30, 2007.  The decrease is primarily attributable to the $455.5 million of proceeds received from our IPO in the prior year partially offset by the prior year repayment of the $150.0 million CalPERS credit facility and offering costs and expenses related to our offering of $36.2 million.  In addition, we obtained $28.4 million in proceeds from the financing transaction involving our project at 2000 San Fernando Road during the six months ended June 30, 2008 with no comparable activity in the prior period.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any guarantee contracts, retained or contingent interests in transferred assets, obligations under derivative instruments, obligations arising out of variable interests in unconsolidated entities, or other off-balance sheet arrangements.

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

 We calculate the fair value of our notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.  At June 30, 2008, the aggregate fair value of our secured notes payable was estimated to be approximately equal to $310.7 million.  At December 31, 2007, the aggregate fair value of our secured notes payable was estimated to be approximately equal to $308.7 million.

As of June 30, 2008, we had approximately $190.1 million in variable rate financing outstanding, which represented approximately 61.6% of consolidated total indebtedness.  If interest rates were to increase by 75 basis points, or approximately 10% of our weighted average rate, the combined increase in interest expense and capitalized interest would decrease our cash flows by approximately $1.4 million annually.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of June 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to various lawsuits, claims and other legal proceedings, none of which we currently believe are material. There have been no material changes to the legal proceedings disclosed in the section entitled “Legal Proceedings” in our Annual Report on Form 10-K for the year ending December 31, 2007, and in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2008.

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

 None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders
On May 21, 2008, we held our Annual Meeting of Stockholders.  The matters on which the stockholders voted, in person or by proxy were:

(i)	for the election of seven directors to serve until the 2009 Annual Meeting of Stockholders and until their successors are duly elected and qualified;
(ii)	for the approval of an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split at the discretion of our Board of Directors; and
(iii)	the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008.

All of our director nominees were elected, an amendment to our Amended and Restated Certificate of Incorporation was approved and the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm was approved.  The results of the voting were as follows:

Election of Directors:

Director	Votes For	Votes Withheld
Richard Meruelo	73,676,010	1,845,277
John Charles Maddux	73,602,125	1,919,162
Lynn Beckemeyer	72,567,126	2,954,161
John B. Hansen	75,315,072	206,215
Philip S. Payne	75,315,072	206,215
Richard Garcia Polanco	74,279,073	1,242,214
Anthony A. Williams	75,315,322	205,965

Approval of an Amendment to our Amended and Restated Certificate of Incorporation:

Votes For	Votes Against	Abstentions
59,186,724	16,330,473	4,090

Ratification of Appointment of Independent Registered Public Accounting Firm:

Votes For	Votes Against	Abstentions
75,453,222	67,865	200

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meruelo Maddux Properties, Inc.

Date: August 6, 2008	By:	/s/ Andrew Murray
Andrew Murray
Chief Financial Officer
(principal financial officer)