Form 10-Q
period 2008-09-30
Meruelo Maddux Properties, Inc.
filed 2008-11-04
CIK 1375083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Number of the registrant’s common stock outstanding as of November 3, 2008 was 88,101,857 ($.01 par value).

MERUELO MADDUX PROPERTIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
TABLE OF CONTENTS

Item No.		Form 10-Q Report Page
PART I	FINANCIAL INFORMATION

1.	Consolidated and Combined Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3

	Unaudited Condensed Consolidated Statement of Operations of the Company for the Three Months Ended September 30, 2008 and September 30, 2007	4

	Unaudited Condensed Consolidated Statement of Operations of the Company for the Nine Months Ended September 30, 2008 and the Period from January 30, 2007 through September 30, 2007 and Unaudited Condensed Combined Statement of Operations of Meruelo Maddux Properties (the Predecessor) for the Period from January 1, 2007 through January 29, 2007	5

	Unaudited Condensed Consolidated Statement of Cash Flows of the Company for the Nine Months Ended September 30, 2008 and the Period from January 30, 2007 through September 30, 2007 and Unaudited Condensed Combined Statements of Cash Flows of Meruelo Maddux Properties (the Predecessor) for the Period from January 1, 2007 through January 29, 2007	6

	Notes to Unaudited Condensed Consolidated and Combined Financial Statements	7

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

3.	Quantitative and Qualitative Disclosures About Market Risk	34

4.	Controls and Procedures	35

PART II	OTHER INFORMATION

1.	Legal Proceedings	35

1A.	Risk Factors	35

2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

3.	Defaults Upon Senior Securities	35

4.	Submission of Matters to a Vote of Security Holders	36

5.	Other Information	36

6.	Exhibits	36

	SIGNATURES	37

MERUELO MADDUX PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$7,391	$3,030
Restricted cash	37,563	7,104
Accounts receivable	1,973	2,610
Rental properties, net	356,060	306,096
Real estate held for development	423,977	461,789
Other assets, net	3,474	3,551
Total Assets	$830,438	$784,180

Liabilities and Stockholders’ Equity
Accounts payable	$2,950	$8,585
Accrued expenses and other liabilities	15,116	8,045
Notes payable secured by real estate	348,838	307,394
Deferred taxes, net	38,026	41,101
Total Liabilities	$404,930	$365,125

Commitments and contingencies	–	–

Minority interests	992	–

Common stock, $.01 par value, 200,000,000 shares authorized, 88,101,857 and 85,837,900 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	881	858
Additional paid in capital	445,774	444,280
Affiliate notes receivable	–	(14,214)
Retained earnings (deficit)	(22,139)	(11,869)
Total Stockholders' Equity	424,516	419,055
Total Liabilities and Stockholders' Equity	$830,438	$784,180

See accompanying notes to the condensed consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended
	September 30, 2008	September 30, 2007
Revenues:
Rental income	$5,753	$5,654
Management fees	67	68
Interest income	196	524
Other income	124	81
Total Revenues	6,140	6,327
Expenses:
Rental expenses	3,640	3,642
Interest expense	2,798	2,423
Depreciation and amortization	2,080	1,184
Impairment on real estate assets	10,736	-
General and administrative	2,415	2,627
Total Expenses	21,669	9,876
Loss from continuing operations before minority interests	(15,529)	(3,549)
Minority interests	(1)	-
Loss from continuing operations	(15,530)	(3,549)
Discontinued operations
Income (loss) from discontinued operations	3	(521)
Gain on sale of real estate	15,704	-
Income (loss) from discontinued operations	15,707	(521)
Net income (loss)	$177	$(4,070)

Basic income (loss) per share:
Loss from continuing operations	$(0.18)	$(0.04)
Income (loss) from discontinued operations	0.18	(0.01)
Basic income (loss) per share	$(0.00)	$(0.05)
Weighted average common shares outstanding – basic	86,931,457	85,478,164

Diluted income (loss) per share:
Loss from continuing operations	$(0.18)	$(0.04)
Income (loss) from discontinued operations	0.18	(0.01)
Diluted income (loss) per share	$(0.00)	$(0.05)
Weighted average common shares outstanding – diluted	88,031,465	85,478,164

See accompanying notes to the condensed consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts) (Unaudited)

	Meruelo Maddux Properties, Inc.		Predecessor
	Nine Months Ended September 30, 2008	Period January 30, 2007 through September 30, 2007	Period January 1, 2007 through January 29, 2007
Revenues:
Rental income	$17,190	$14,426	$1,922
Management fees	209	188	12
Interest income	621	2,553	205
Other income	282	226	28
Total Revenues	18,302	17,393	2,167
Expenses:
Rental expenses	10,490	9,218	992
Interest expense	7,169	6,205	2,134
Depreciation and amortization	5,013	3,838	363
Impairment on real estate assets	24,876	-	-
General and administrative	7,280	6,766	628
Total Expenses	54,828	26,027	4,117
Loss from continuing operations before minority interests and income taxes	(36,526)	(8,634)	(1,950)
Minority interests	(1,332)	-	-
Benefit for income taxes	4,507	-	-
Loss from continuing operations	(33,351)	(8,634)	(1,950)
Discontinued operations
Income (loss) from discontinued operations	480	(598)	(54)
Gain on sale of real estate assets	22,601	-	-
Income (loss) from discontinued operations	23,081	(598)	(54)
Net loss	$(10,270)	$(9,232)	$(2,004)

Basic and diluted loss per share:
Loss from continuing operations	$(0.39)	$(0.10)	N/A
Income (loss) from discontinued operations	0.27	(0.01)	N/A
Basic and diluted loss per share	$(0.12)	$(0.11)	N/A
Weighted average common shares outstanding - basic and diluted	86,536,544	85,120,057	N/A

See accompanying notes to the condensed consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)
	Nine months ended	Period January 30, 2007	Period January 1, 2007
	September 30, 2008	thru September 30, 2007	thru January 29, 2007
Cash flows from operating activities:
Net loss, including discontinued operations	$(10,270)	$(9,232)	$(2,004)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities (including discontinued operations):
Minority interests	1,332	–	–
Gain on sale of real estate	(22,601)	–	–
Impairment on real estate assets	24,876	–	–
Deferred income taxes	(4,507)	–	–
Depreciation and amortization	5,402	4,301	374
Stock-based compensation expense	1,441	1,339	–
Interest income on affiliate notes receivable	(359)	(454)	(205)
Amortization of deferred loan costs	379	257	75
Excess tax benefit from stock-based compensation	(591)	(549)	–
Changes in assets and liabilities:
Accounts receivable	438	(1,020)	167
Other assets	(1,095)	(492)	126
Accounts payable	260	(2,875)	1,398
Accrued expenses and other liabilities	3,028	2,380	295
Net cash provided by (used in) operating activities	(2,267)	(6,345)	226

Cash flows from investing activities:
Acquisition of real estate	(39,231)	(101,607)	(1,875)
Expenditures for improvements to real estate	(62,850)	(57,018)	(4,368)
Proceeds from sale of real estate	80,400	–	–
Proceeds from deposit on sale of real estate	2,500	–	–
Payment of deferred interest on notes payable to CalPERS	–	(32,635)	–
Change in restricted cash	(30,459)	(5,385)	280
Net cash used in investing activities	(49,640)	(196,645)	(5,963)

Cash flows from financing activities:
Proceeds from equity offering	–	455,500	–
Payment of offering costs	–	(35,965)	(273)
Distribution to predecessor	–	(2,772)	–
Investment in affiliate notes receivable	373	342	(376)
Proceeds from (payments of) amounts due to affiliates	14,200	(5,517)	1,290
Payments to LTIP unit holders	(340)	–	–
Proceeds from notes payable	97,575	93,043	3,702
Principal payments on notes payable	(56,131)	(142,002)	–
Repayment of CalPERS note payable	–	(150,000)	–
Excess tax benefit from stock-based compensation	591	549	–
Net cash provided by financing activities	56,268	213,178	4,343
Net increase (decrease) in cash and cash equivalents	4,361	10,188	(1,394)
Cash and cash equivalents at beginning of period	3,030	987	2,381
Cash and cash equivalents at end of period	$7,391	$11,175	$987
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$6,158	$6,250	$2,130
Supplemental disclosure of noncash investing and financing activities:
Accrual for real estate improvements and
purchases included in real estate held for development	$2,256	$5,225	$40,619
Fair market value of rental properties acquired from minority interests of predecessor	–	(26,652)	–
Fair market value of real estate held for development acquired from minority interests of predecessor	–	(62,716)	–
Fair market value of other assets acquired from minority interests of predecessor	–	(608)	–
Accounts receivable from minority interests of predecessor included in additional paid in capital	–	700
Unamortized predecessor loan costs included in additional paid in capital	–	2,425	–
Recognition of deferred revenue related to affiliate note receivable	–	2,752	–
Deferred tax adjustment related to rental properties	–	8,954	–
Deferred tax adjustment related to real estate held for development	(1,200)	(13,099)	–
Real estate held for development transfers (to) from rental properties, net	(68,058)	(2,951)	–
 See accompanying notes to the condensed consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2008

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

We commenced substantial operations upon completion of our IPO and sold to the public 40,000,000 shares of our common stock at $10.00 per share. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock at $10.00 per share. Including the shares issued in the over-allotment option, we raised approximately $425.7 million in proceeds in our IPO, after the underwriting discount but before expenses related to the IPO. Our company’s operations are predominantly carried on through, and its assets are owned through, Meruelo Maddux Properties, L.P., which we refer to as our operating partnership. As of September 30, 2008, we held a 99.6% interest in our operating partnership.  The 0.4% of minority interests consists of 347,835 LTIP units that have achieved parity with common units in our operating partnership (See Note 3 Minority Interests for more information.). We are also the sole general partner of our operating partnership.  We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).  As of September 30, 2008, the total number of shares of our common stock outstanding was 88,101,857.

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

As of September 30, 2008, we own, lease with rights to purchase, and have rights to acquire interests in 29 rental projects and 22 projects held for real estate development. Most of our projects are located in or around the downtown area of Los Angeles, and all of our projects are in Southern California.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements of Meruelo Maddux Properties, Inc. are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of only those of a normal and recurring nature, considered necessary for a fair presentation of the financial statements for these interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year.  Certain prior period amounts have been reclassified to conform to the current period presentation of discontinued operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

Restricted Cash

Restricted cash consists of interest reserves and tax impounds required under the related loan agreements.  In addition, restricted cash includes a construction reserve, which may be drawn upon for construction expenses related to our 717 W. Ninth Street project.

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

Rental Properties, net

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

Real Estate Held for Sale or Disposition

We account for properties held for disposition or properties that are sold during the period in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). An asset is classified as an asset held for disposition when it meets the requirements of SFAS 144, which include, among other criteria, the approval of the sale of the asset, the asset has been marketed for sale and we expect that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, the asset is reported on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell, and is included in discontinued operations for all periods presented.  Upon sale of a property during the period which had not been previously classified as held for sale or disposition, the assets and liabilities of the sold property are disclosed along with the related discontinued operations for all periods presented.

Impairment of Long-Lived Assets

Management assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, impairment is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based on such periodic assessments in connection with fiscal quarter reviews, we recognized impairment on four of our development projects, Ceres Street Produce Market, 3000 E. Washington Blvd., Wall Street Market, and 1875 W. Mission Blvd. located at Pomona Village.  We recognized impairments of $0.9 million and $9.1 million respectively, on Ceres Produce Market and 1875 W. Mission Blvd. due to the market value assessments completed during the first quarter of 2008.  We recognized impairments of $11.0 million and $3.6 million on our projects at 3000 E. Washington Blvd. and Wall Street Market in connection with a fiscal quarter review and after carefully evaluating our options and making the strategic business decision to no longer pursue our purchase of these projects.  As such, we recognized impairments on purchase deposits (that may be subject to future recovery) and capitalized costs related to these projects.  In addition, we recognized impairments on capitalized costs of $0.2 million related to another operating project.  No impairment was recognized during 2007.

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

Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned. Lease termination fees are recorded when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. Lease termination fees are included in rental revenues and were not material for the three and nine months ended September 30, 2008, the three months ended September 30, 2007 and the period from January 30, 2007 through September 30, 2007 and the predecessor period from January 1 to January 29, 2007.

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

Fair Value of Financial Instruments
Our estimates of the fair value of financial instruments at September 30, 2008 and December 31, 2007, respectively, were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

  The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments.

  We calculate the fair value of our notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.  At September 30, 2008 and December 31, 2007, the aggregate fair value of our secured notes payable is estimated to be approximately equal to $345.3 million and $308.7 million, respectively.

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

Earnings (loss) per Share
Basic earnings (loss) per share is calculated based on the weighted average number of shares outstanding during the period. The computation of dilutive earnings (loss) per share includes the effect of unvested restrictive stock and long-term incentive plan units (“LTIP units”) that have been granted, all calculated using the treasury stock method. The effect of unvested restricted stock and LTIP units that have been granted is not dilutive for the period from January 30 through September 30, 2007, the nine months ended September 30, 2008, and the three months ended September 30, 2007.  The effect of unvested restricted stock and LTIP units is considered dilutive for the three months ended September 30, 2008 and are factored into the weighted average number of shares outstanding for the quarter.

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

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51 (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us means January 1, 2009.  We do not expect the adoption of SFAS 160 to have a significant effect on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principle (“SFAS 162”).  SFAS 162 identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not expect the adoption of SFAS 162 to have a significant effect on our consolidated financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. MINORITY INTERESTS

Minority interests relate to the interests in our operating partnership that are not owned by our company.  In conjunction with the formation of our company, our operating partnership issued LTIP units to certain executives. LTIP units are a special class of partnership interest in our operating partnership.  Initially, LTIP units do not have full parity with common units in our operating partnership with respect to allocation of profits or losses and distributions of disposition proceeds, are not redeemable for shares of our common stock and have a liquidation value of zero.  Upon the occurrence of certain events in accordance with the terms of our operating partnership agreement, the LTIP units will achieve parity (equalization) with common units in our operating partnership, will be entitled to a non-recurring special allocation of income (losses) for the specific equalization event, and thereafter will share in profits and losses of the operating partnership equal to their effective ownership interest (0.4% at September 30, 2008).

On March 31, 2008, an equalization event occurred and in accordance with the terms of our partnership agreement, all 347,835 outstanding LTIP units at the time achieved parity with common units in our operating partnership and upon completion of the vesting requirements more fully described in Note 10 below, all units will be redeemable for cash, or at our election, shares of our common stock on a one-for-one basis.

4. RENTAL PROPERTIES, NET

Rental properties consist of the following:

	September 30, 2008 (unaudited)	December 31, 2007
	(in thousands)
Land	$176,669	$187,281
Building and improvements	202,687	138,440
	379,356	325,721
Less: Accumulated depreciation	(23,296)	(19,625)
	$356,060	$306,096

We have 29 rental properties as of September 30, 2008 and 27 rental properties as of December 31, 2007. Depreciation expense on buildings and building improvements was approximately $1.9 million and $1.2 million for the three months ended September 30, 2008 and 2007 (including discontinued operations), respectively.   Depreciation expense on buildings and building improvements was approximately $4.8 million and $4.0 million for the nine months ended September 30, 2008 and 2007 (including discontinued operations).

5. REAL ESTATE HELD FOR DEVELOPMENT

Real estate held for development consists of the following:
	September 30, 2008 (unaudited)	December 31, 2007
	(in thousands)
Land	$270,194	$280,039
Building and improvements	1,783	14,560
Construction in process	152,000	167,190
	$423,977	$461,789

As of September 30, 2008 and December 31, 2007, we owned 22 and 28 properties held for real estate development.  Construction in process includes costs related to ongoing build-to-suit construction agreements and other acquisition deposits totaling $2.1 million (See Note 12). Interest capitalized for the three months ended September 30, 2008 and 2007 was approximately $3.9 million and $3.4 million, respectively.  Interest capitalized for the nine months ended September 30, 2008 and 2007 was approximately $11.3 million and $11.9 million, respectively.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

6. OTHER ASSETS

Other assets consist of the following:
	September 30, 2008 (unaudited)	December 31, 2007
	(in thousands)
Deferred loan costs	$2,458	$1,921
Intangible assets – in-place leases	1,209	1,209
Machinery and equipment	2,454	2,191
Deposits and prepaid expenses	1,420	1,088
Other	—	281
	7,541	6,690
Accumulated amortization and depreciation	(4,067)	(3,139)
	$3,474	$3,551

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2008 (unaudited)	December 31, 2007
	(in thousands)
Accrued property taxes	$5,472	$1,349
Purchase deposit	2,500	—
Accrued interest – mortgage debt	2,300	1,769
Tenant security deposits	2,050	2,016
Other	2,794	2,911
	$15,116	$8,045

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8. NOTES PAYABLE SECURED BY REAL ESTATE
Notes payable secured by real estate consists of the following (in thousands):

PROJECT NAME	Interest Rate	Maturity Date	Balance		Balance
			9/30/2008		12/31/2007
Fixed rate mortgage notes:
Seventh Street Produce Market/Alameda Square	6.75%	November 30, 2008(1)	$49,315		$50,445
717 W. Ninth Street	12.00%	January 31, 2010	42,000	(2)	-
Meruelo Wall Street	6.25%	October 5, 2008 (3)	20,476		20,721
Overland Terminal (4)	13.00%	April 1, 2009	15,000		-
Crown Commerce Center	7.48%	September 5, 2011	10,220		10,314
Seventh Street Produce Market/Alameda Square	8.00%	November 30, 2008(1)	9,893		9,989
Washington Cold Storage	6.93%	April 13, 2016	9,592		9,707
2131 Humboldt Street	6.50%	January 1, 2011	7,000		7,000
420 Boyd Street	7.49%	June 15, 2012	5,950		5,950
1500 Griffith Avenue	7.00%	January 24, 2013	3,000		3,000
905 E. 8th Street	7.50%	January 15, 2009	1,950		1,950
500 Mateo Street	7.00%	March 1, 2011	505		640
1800 E. Washington Blvd. (5), (6)			-		9,100
Santa Fe Plaza(5)			-		3,165
Total Fixed Rate Mortgage Notes			$174,901		$131,981

Variable rate mortgage notes:
Union Lofts Mini Permanent Loan	1-Month LIBOR plus 1.65%	March 1, 2009	$28,108		$25,721
South Park Towers (7)	Prime Rate	July 14, 2009	20,000		25,000
Sky Arc	Prime plus 2.0%	June 15, 2009	17,000		19,000
Southern California Institute of Architecture	Prime plus .25%	August 1, 2011	10,137		10,197
Barstow Produce Center Construction Loan	Prime plus .75%	January 9, 2013	9,045		9,030
Pomona Park Village	Prime plus 7.0%	June 26, 2011	8,800		-
Ullman Tower One	Prime plus 1.0%	June 1, 2009	8,721		-
1875 W. Mission Blvd.	6-Month Libor plus 6.25%	April 1, 2009	8,534		8,665
788 S. Alameda Street	Prime plus .50%	April 1, 2013	7,200		-
Center Village	Prime plus 1.0%	October 1, 2008 (8)	7,000		7,000
4th Street Center and 1500 Griffith Ave. (9)	Prime plus 1.0%	August 1, 2009	6,397		6,397
Barstow Produce Center Construction Loan	Prime plus 1.0%	January 9, 2010	6,220		6,180
Washington Produce Market	Prime plus .50%	December 5, 2012	6,093		6,150
1919 Vineburn Avenue	Prime plus 1.0%	July 1, 2009	5,490		5,500
620 Gladys Avenue	Prime Rate	October 1, 2008(8)	5,390		5,157
Desmond Building	Prime plus 1.0%	May 1, 2009	5,340		5,340
801 E 7th Street (10)	Prime Rate	September 1, 2008(10)	4,400		4,400
Meruelo Farms	Prime Rate	November 7, 2010	3,350		3,350
Santa Fe Plaza	6 month US Treasury plus 2.875%	October 1, 2017	3,145		-
3rd & Omar	Prime plus .25%	August 15, 2010	2,577		2,599
2415 Washington Blvd.	Prime Rate	November 15, 2008	990		978
2000 San Fernando Road			-		13,474
Ullman Tower One			-		11,275
Total Variable Rate Mortgage Notes			$173,937		$175,413

GRAND TOTAL			$348,838		$307,394

(1)	Lender has agreed to extend this loan for an additional three months to February 28, 2009.
(2)	Represents a construction loan that may be drawn up to $84.0 million. Five 6-month extensions are available at our option.
(3)	The current lender has extended this loan for an additional three years.
(4)	We purchased this project on September 3, 2008. As part of the structure of a pending resale of the project to a third party, this third party provided interim financing.
(5)	Effective May 1, 2008, the interest rate on these loans became variable.
(6)	Loan repaid upon sale of the property on September 12, 2008.
(7)
A portion of the Southpark Towers project is collateral for up to $4.2 million of the debt that also encumbers our 620 Gladys Avenue project.  Additionally, another portion of the Southpark Towers project is collateral for the debt that also encumbers our Sky Arc project.  Although the cross-collateralized debt encumbers more than one property, for convenience, it not reflected herein as debt for Southpark Towers, but only as debt for 620 Gladys Avenue and Sky Arc, respectively.

(8)	Lender has agreed to extend this loan for an additional one year term to October 1, 2009.
(9)	We repaid the original loan on Ullman Tower Two with a new loan for the same amount secured by 4th Street Center and 1500 Griffith Avenue.
(10)	This loan was extended to November 30, 2008 and is secured by a project that is under contract for sale.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of September 30, 2008 and December 31, 2007, the Prime rate was 5.00% and 7.25%, respectively.  In addition, we have two loans that are calculated using the one-month LIBOR rate, the six-month LIBOR rate and the six-month Treasury rate, respectively.  The LIBOR rates in place at September 30, 2008 for these loans were 3.93% and 3.98%, respectively.  The six-month Treasury rate in place at September 30, 2008 was 1.60%.  The LIBOR rates in place at December 31, 2007 for these loans were 4.85% and 5.23%, respectively.  We did not have a loan based on the six-month Treasury rate at December 31, 2007.  The weighted average interest rate of our debt was 7.87% and 7.47% at September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008 and December 31, 2007, the carrying value of the real estate securing the fixed and variable rate mortgages was approximately $655.4 million and $502.8 million, respectively.

During the three months ended September 30, 2008, we entered into an $84.0 million construction loan facility with an affiliate of Canyon Capital Realty Advisors LLC located in Los Angeles, California to provide for the completion of the construction of our class A, high-rise apartment project located at 717 W. Ninth Street.  This flexible or bridge construction loan is for an initial 18 month term with five extension options of 6 months each for a total possible term of 48 months.  The interest rate of this loan is fixed at 12.0% per annum through final maturity.  The commitment fee was 1.50% of the total loan amount for the initial 18 month term.  Extension fees are 0.50% of the commitment for the first three extensions, 1.00% for the fourth extension and 1.50% for the fifth extension.  The loan may be repaid in full at anytime within the initial term for a prepayment penalty that provides for the lender to earn a minimum of 12 months of interest on the loan funds advanced.  After the initial term, the loan may be repaid in full with no prepayment penalty.

 During the three months ended September 30, 2008, the maturities of five loans have been extended as follows.  The lender on two loans secured by our Seventh Street Produce Market/Alameda Square project has agreed to extend the term of these loans by three months to February 28, 2009.  The lender on the loan secured by our 801 E. 7th Street project agreed to extend the term of the loan by three months to facilitate the anticipated timing of the pending closing of the sale of this project.  The lender on two loans secured by our Center Village and 620 Gladys projects has extended the maturities of these loans by one year.  In addition, subsequent to September 30, 2008, the lender of our loan secured by our Meruelo Wall Street project extended the maturity of this loan for an additional three years.

Several of the mortgage notes for properties held for development have an interest reserve with the respective lender. These reserves generally cover the estimated interest carrying costs during the mortgage term. As interest accrues it is added to the note balance up to the amount of the interest reserve. At September 30, 2008 and December 31, 2007, there was approximately $8.7 million and $0.5 million, respectively, in the various interest reserve accounts.

As a result of the discussion above, we have fourteen loans that mature within the next twelve months with a principal balance of $181.1 million.  The status of these loans is as follows:

▪	Two loans totaling $19.4 million are secured by projects under contract to be sold.

▪	Two loans totaling $59.2 million are secured by our largest revenue generating project and the corporate headquarters.

▪	One loan with a balance of approximately $1.0 million matures in the fourth quarter of 2008.

▪	Two loans totaling $30.1 million mature in the first quarter of 2009.

▪	Four loans totaling $39.6 million mature in the second quarter of 2009.

▪	Three loans totaling $31.9 million mature in the third quarter of 2009.

▪	Three of the aforementioned loans that mature in June and July 2009 are land loans totaling $45.7 million.

Substantially all of the indebtedness represented by our notes payable secured by real estate is fully recourse to us as a result of unconditional guarantees we have entered into in favor of our lenders.  Some of the indebtedness is also guaranteed by our Chairman and Chief Executive Officer, Richard Meruelo.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

9. LOSS PER SHARE

The following is a summary of the elements used in calculating basic and diluted loss per share (unaudited and in thousands except for share data):

	For the Nine Months Ended September 30, 2008	Period January 30, 2007 to September 30, 2007	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007
Loss from continuing operations before minority interests and income taxes	$(36,526)	$(8,634)	$(15,529)	$(3,549)
Minority interests	(1,332)	—	(1)	—
Benefit from income taxes	4,507	—	—	—
Loss from continuing operations	$(33,351)	$(8,634)	$(15,530)	$(3,549)
Income (loss) from discontinued operations	480	(598)	3	(521)
Gain on sale of real estate	22,601	—	15,704	—
Net income (loss) attributable to common shareholders	$(10,270)	$(9,232)	$177	$(4,070)
Weighted average common shares outstanding – basic	86,536,544	85,120,057	86,931,457	85,478,164
Weighted average common shares outstanding – diluted	86,536,544	85,120,057	88,031,465	85,478,164
Net income (loss) per share - basic	$(0.12)	$(0.11)	$0.00	$(0.05)
Net income (loss) per share - diluted	$(0.12)	$(0.11)	$0.00	$(0.05)

For all time periods presented above except for the three months ended September 30, 2008, the potentially dilutive shares were not included in the loss per share calculation as their effect is anti-dilutive.  The potentially dilutive shares that were included in the income per share calculation included unvested shares of restricted stock and LTIP units granted to employees and directors of the company.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10. EQUITY INCENTIVE PLAN

On January 30, 2007, we adopted an equity incentive plan. The purpose of the 2007 Equity Incentive Plan is to provide us with the flexibility to use restricted stock, LTIP units and other awards as part of an overall compensation package to provide compensation to attract and retain qualified personnel. The LTIP units are interests in the operating partnership that, upon the allocation of profits from the operating partnership over time, may be converted into the operating partnership’s common units (a “Partnership Common Unit”) and consequently, become redeemable by the holder on a one-for-one basis for cash equal to the value of a share of our common stock or, at our election, a share of the our common stock. We have initially reserved 2,277,500 shares of our common stock for the issuance of awards under our equity incentive plan. From the initial reservation, there remain 1,067,395 unissued shares of our common stock under our equity incentive plan. The number of shares reserved under our equity incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our equity incentive plan will be available for future awards.

Restricted Stock

On January 30, 2007, pursuant to our equity incentive plan, the Company awarded 314,436 shares of restricted stock to non-executive employees. An additional 103,300 shares of restricted stock were issued subsequently through September 30, 2008. Restricted stock issued to non-executive employees vests one-third on each of the first, second and third anniversary dates of the grant. Also on January 30, 2007, an initial grant of 10,000 shares of restricted stock was issued to non-employee directors, which vest on the second annual meeting of the shareholders following the year of grant, subject to the director’s continued service through the day immediately preceding such meeting. During the period from January 30, 2007 through September 30, 2008, 65,466 shares of non-executive employee restricted stock were forfeited and 109,899 shares of employee restricted stock vested.

As of September 30, 2008, there was approximately $1.6 million of total unrecognized compensation cost related to the non-vested portion of restricted stock under the equity incentive plan. The cost is expected to be recognized over a weighted average period of 1.5 years. The fair value of the unvested restricted shares outstanding as of September 30, 2008 was approximately $2.4 million.

Unvested Restricted Stock	Number of Restricted Stock Shares	Weighted Average Issuance Date Fair Value
Outstanding at January 1, 2008	359,736	$10.09
Issued	22,500	3.02
Vested	(109,899)	3.94
Forfeited	(19,966)	7.96
Outstanding at September 30, 2008	252,371	$9.52

Long-term Incentive Units

Under our equity incentive plan, our operating partnership issued to certain executives an aggregate of 327,835 LTIP units on January 30, 2007. These LTIP units are subject to a two-year restriction period during which the LTIP units and the Partnership Common units (into which the LTIP units are convertible) are prohibited from being redeemed or transferred, and vest over three years subject to certain continuing employment requirements.  On December 31, 2007, our operating partnership issued certain executives an aggregate of 20,000 LTIP units pursuant to their employment agreements.  On May 8, 2008, we hired Andrew Murray to serve as Chief Financial Officer of the Company effective May 23, 2008.  Mr. Murray is entitled to receive up to 500,000 LTIP units upon the achievement of certain performance milestones or the passage of time pursuant to his employment agreement.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10. EQUITY INCENTIVE PLAN, continued

During the period from January 30, 2007 through September 30, 2007, compensation expense related to LTIP units was approximately $0.6 million.  During the three months ended September 30, 2008 and 2007, compensation expense related to LTIP units was approximately $0.2 million, respectively.  During the nine months ended September 30, 2008, compensation expense related to LTIP units was approximately $0.7 million.  As of September 30, 2008, there was approximately $1.6 million of total unrecognized compensation cost related to the LTIP units under the equity incentive plan.

LTIP Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	347,835	$7.43
Granted	500,000	0.88
Redeemed	—	—
Outstanding at September 30, 2008	847,835	$3.57

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

The effective tax rate is based upon our estimated fiscal 2008 income (loss) before the provision for income taxes. To the extent the estimate of fiscal 2008 income (loss) before the provision for income taxes changes, our provision for income taxes will change as well. We recorded an income tax benefit of approximately $4.5 million for the nine months ended September 30, 2008, based upon a reduction in deferred tax liabilities related to the impairment on real estate assets subject to purchase accounting adjustments at the time of the IPO.  For the period from January 30, 2007 through September 30, 2007 and the three months ended September 30, 2007, no income tax provision or benefit was recorded as a valuation allowance was applied to deferred tax assets recognized as a result of net operating losses for the period.  The income recorded during the three months ended September 30, 2008 was offset by the net operating loss carryforwards from prior periods.

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

 MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES
We previously had a build-to-suit arrangement with Dynamic Builders that would allow us to identify a property for development and Dynamic Builders would acquire the property and construct the improvements according to our specifications. At this time, the Company is not pursuing any new agreements with Dynamic Builders under this arrangement.  As of September 30, 2008, we had $16.1 million in discretionary purchase obligations on a single project (Gold’s Gym) outstanding with Dynamic Builders, of which $1.6 million has been paid in deposits and included in real estate held for development.  After carefully evaluating our options and making the strategic business decision, we decided to not pursue one of the two outstanding property purchases from Dynamic Builders, which represented $72.8 million of the $88.9 million in aggregate purchase prices that was outstanding at June 30, 2008.

As of September 30, 2008, we were subject to an aggregate of approximately $8.5 million in purchase obligations to acquire two other development projects (American Fish and 1828 Oak Street).   We currently expect to acquire and concurrently sell both projects.

During the three months ended September 30, 2008, we purchased an industrial building known as Overland Terminal in Los Angeles, California for $17.0 million.  Concurrent with our purchase of this project, we entered into an agreement to sell this project to a third party.  This sale remains subject to contingencies and we cannot guarantee if or when a closing will occur.

In connection with our purchase of a portion of the Southpark Towers project, we agreed to construct a parking structure containing parking spaces for the benefit of an adjacent project not owned by us.  We have not yet commenced construction of this structure.  Pursuant to the terms of the agreement, monetary damages may apply for each day after July 1, 2008 that construction is not complete, subject to certain conditions.  Additionally, the seller of such portion or its assignee may have rights to reclaim such portion of the project, subject to the debt thereon, if construction of the parking structure has not commenced by October 1, 2008, subject to certain conditions.  We are currently providing this portion of the Southpark Towers project as temporary surface parking for the adjacent project not owned by us until such time that the parking structure is completed.

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

13. RELATED-PARTY TRANSACTIONS

As of September 30, 2008 and December 31, 2007, we did not owe Richard Meruelo or entities affiliated with him any funds.  As of December 31, 2007, we were contingently owed approximately $14.2 million pursuant to an affiliates note receivable pursuant to an arrangement with two of our affiliates indirectly owned by Messrs. Richard Meruelo and John Charles Maddux.  As discussed in greater detail below, this arrangement does not involve any borrowing by the two affiliates from us.  Rather, the arrangement is akin to an “earnout,” pursuant to which we may issue common stock to the affiliates.

In our formation transactions in connection with our IPO, we acquired a contingent note receivable held by our predecessor business. The obligor on the contingent note receivable is an entity owned by the two affiliates described above. We refer to this obligor as the “Taylor Yards entity.” The Taylor Yards entity in turn owns a property that we refer to as the “Taylor Yards property.” The contingent note receivable evidences amounts drawn under our predecessor business’ credit facility provided by CalPERS, which amounts were loaned to the Taylor Yards entity by our predecessor business to acquire the Taylor Yards property. The Taylor Yards entity and the Taylor Yards property were not contributed to us as part of our formation transactions because the Taylor Yards property was subject to condemnation proceedings by the Los Angeles Unified School District. However, the amount of consideration we delivered in our formation transactions for our initial projects to the two affiliates of Messrs. Meruelo and Maddux was effectively reduced by an amount equivalent to the contingent note receivable.

 MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

13. RELATED-PARTY TRANSACTIONS, continued

Pursuant to the arrangement, we agreed that, if and when amounts owing under the contingent note receivable are paid and are no longer subject to litigation risk, we would issue to affiliates of Messrs. Meruelo and Maddux a total number of shares of common stock having a value equal to such payments (valuing the common stock for this purpose at the per share price in our IPO), plus pay their interest at the “applicable federal rate” in effect from the date of the IPO closing through the date of the stock issuance. On February 14, 2007, in consideration of payments made under the contingent note receivable, we issued a total of 275,207 shares pursuant to the contingent issuance arrangement. In addition, on March 10, 2008, we issued 840,000 shares to affiliates of Messrs. Meruelo and Maddux that we had a contingent obligation to issue based on amounts that were previously paid to our company by the Taylor Yards entity and that have since become no longer subject to litigation risk.  As a result of such litigation risk being removed, the company has no contingent or other obligation to return such amounts received.  Any further payment of the contingent note receivable and any further contingent issuance of stock depends on the amount of the condemnation proceeds for the Taylor Yards property.  During the three months ended September 30, 2008, we issued 1,421,423 additional shares to Messrs. Meruelo and Maddux because we received $14.2 million in consideration for the contingent notes receivable and the litigation risk was removed.  We have no additional obligation to issue shares to those two affiliates.

The contingent note receivable originally carried the same interest rate, repayment terms and maturity date as the CalPERS credit facility. The net proceeds from our IPO were used to pay off the CalPERS credit facility on January 30, 2007, including amounts drawn in connection with the contingent note receivable. In connection with the CalPERS pay off, we reduced the interest rate on the contingent note receivable to 4.77%. As of December 31, 2007, the contingent note receivable from affiliates has been included as a reduction of owners’ equity (deficit) in the consolidated balance sheet.

Following our IPO, we continued to provide legal services to the Taylor Yards entity under a services agreement with the Taylor Yards entity effective as of January 30, 2007. This agreement ended in July 2008 with the settlement of the litigation.  Fees generated under the agreement for the three and nine months ended September 30, 2008 totaled $10,500 and $24,500, respectively.  Fees generated for the three months ended September 30, 2007 and for the period January 30, 2007 thru September 30, 2007 totaled $10,500 and $28,000, respectively.  Any other services provided to Richard Meruelo or entities affiliated with him are billed directly to Mr. Meruelo and included in management fees in the consolidated statements of operations.

We provide property management, leasing and development services to properties that are owned by a related party, namely Homero and Belinda Meruelo, the parents of Richard Meruelo. Management fees generated for the three and nine months ended September 30, 2008 totaled $37,500 and $112,500, respectively.  Management fees generated for the three months ended September 30, 2007 and the period from January 30 through September 30, 2007 totaled $37,500 and $100,000, respectively. Because of the nature and extent of transactions with affiliates, the accompanying consolidated financial statements may or may not be indicative of the condition that would have existed or the results of operations that would have occurred if our predecessor business had operated without such affiliates.

On May 27, 2008, we completed the first part of an interim financing of our operating project at 2000 San Fernando Road (Fedex) to a related party, namely an entity controlled by the parents of Richard Meruelo.  As part of this interim financing of this project, we sold this project to this related party for approximately $28.4 million subject to a subsequent resale agreement.  As part of this resale agreement, we participated 100% in the subsequent sale proceeds in excess of the original sales price net of transaction costs plus an imputed 14.0% annual cost of carry to the related party when this property was subsequently resold.  We treated this transaction as a financing transaction and deferred a gain of $9.0 million during the quarter ended June 30, 2008.  On August 15, 2008, the related party resold the project to a third party buyer for $35.0 million. We received approximately $5.2 million of net proceeds pursuant the resale agreement during the three months ended September 30, 2008.  We also recognized the full $14.2 million gain on the sale related to this project in our consolidated financial statements and recorded $1.1 million in interest and transaction costs paid to the related party.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

14. DISCONTINUED OPERATIONS

On May 27, 2008, we completed the interim financing or initial sale of the 2000 San Fernando Road project to a related party as discussed previously in Note 13.  On August 15, 2008, the related party completed a subsequent resale of the property to a third party buyer, which completes our involvement in the project.  This satisfies the remaining criterion that must be met in SFAS 66 in order to record the gain on sale of the project.  As such, we recorded a $14.2 million gain on sale related to the project.  In accordance with SFAS 144, the results of operations for 2000 San Fernando Road are reflected in the consolidated statement of operations as discontinued operations for all periods presented.  In addition, the total assets and liabilities of the 2000 San Fernando Road project as of December 31, 2007 were $19.8 million and $19.4 million, respectively, and were comprised primarily of rental property real estate and note payable secured by real estate.

On September 3, 2008, we completed the sale of our project at 1800 E. Washington Blvd. to a third party for $14.2 million.  We used the net proceeds to repay the $9.1 million mortgage loan secured by the project and recorded a $1.7 million gain on sale.  The results of operations for 1800 E. Washington Blvd. are reflected in the consolidated statement of operations as discontinued operations for all periods presented.  In addition, total assets and liabilities of the 1800 E. Washington Blvd. project as of December 31, 2007 were $12.1 million and $12.7 million, respectively, and were comprised primarily of rental property real estate and note payable secured by real estate.

The following table summarizes the income and expense components that comprise income (loss) from discontinued operations of the company for the three and nine months September 30, 2008 and the three months ended September 30, 2007, the period from January 30, 2007 to September 30, 2007 and the predecessor period from January 1, 2007 to January 29, 2007 (in thousands):

	Three Months Ended
	September 30, 2008	September 30, 2007
Revenue:
Rental income	$140	$326
Total Revenue	140	326
Expenses:
Rental expenses	64	152
Interest expense	51	243
Depreciation and amortization	22	373
General and administrative	-	79
Total Expenses	137	847
Total Income (Loss) from Discontinued Operations	3	(521)

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

14. DISCONTINUED OPERATIONS, continued

	Nine Months Ended	Period from January 30 to	Period from January 1,
	September 30, 2008	September 30, 2007	to January 29, 2007
Revenue:
Rental income	$1,735	$902	$36
Total Revenue	1,735	902	36
Expenses:
Rental expenses	320	312	7
Interest expense	535	632	72
Depreciation and amortization	389	463	11
General and administrative	11	93	-
Total Expenses	1,255	1,500	90
Total Income (Loss) from Discontinued Operations	480	(598)	(54)

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

Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

•	our business and investment strategy;

•	our projected results of operations;

•	completion of any pending acquisitions, including our successful acquisition of properties subject to build-to-suit contracts, executory purchase contracts in litigation or purchase options;

•	our proposed development and redevelopment of our projects and our uses of projects after such development or redevelopment;

•	our ability to obtain land use entitlements;

•	our ability to obtain future financing arrangements or extend or refinance existing maturing financing arrangements;

•	our statements relating to future dividends;

•	our understanding of our competition and our ability to compete effectively;

•	equity and debt capital markets and industry trends in the United States and abroad;

•	projected capital and operating expenditures (including projected redevelopment costs);

•	state of the real estate industry, particularly with respect to commercial, residential and mixed-use projects;

•	availability and creditworthiness of current and prospective tenants;

•	interest rates; and

•	lease rates and terms.

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

Company Profile

We are a self-managed, full-service real estate company that develops, redevelops and owns commercial and residential properties located in downtown Los Angeles and other densely populated urban areas in California that are undergoing demographic or economic changes. As of September 30, 2008, we own, lease with rights to purchase and have rights to acquire interests in 51 projects.

We are first and foremost a development company, and while we seek to maximize net rental revenues, our primary objective is to maximize return on investment through development and redevelopment activities. In light of the current and changing credit market conditions and availability of capital, we are evaluating and adjusting as appropriate our previously disclosed development and redevelopment plans, timelines and costs. We have completed construction work on the residential portion of our Union Lofts project and began leasing the project in March 2008.  We are continuing the construction work on the restaurant/lounge space, which we anticipate will be completed in 2009.  We have also continued construction activity on a 214 residential unit tower at 717 W. Ninth Street, which we anticipate will be completed in 2009.

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

On January 30, 2007, we consummated our initial public offering (our “IPO”) and sold to the public 40,000,000 shares of our common stock. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock, and we also issued 275,207 shares to affiliates of Messrs. Meruelo and Maddux that we had a contingent obligation to issue. On March 10, 2008, we issued 840,000 shares to affiliates of Messrs. Meruelo and Maddux pursuant to the contingent issuance arrangement, and on July 29, 2008, we issued the remaining 1,421,423 shares to complete the contingency arrangement. As of September 30, 2008, we had 88,101,857 shares of common stock outstanding. Including proceeds from issuance of shares pursuant to the over-allotment option, we raised approximately $425.7 million in net proceeds in our IPO, after the underwriting discount but before expenses related to our IPO.

Results of Operations

Executive summary
Our operating results for the three months ended September 30, 2008, were in line with management’s expectations and included two non-recurring items. First, we recognized a gain of $15.7 million largely from the sale of 2000 San Fernando Road and 1800 E. Washington. Second, after carefully evaluating our options and making the strategic business decision to no longer pursue the purchase of certain build-to-suit projects, we recorded impairment of $10.7 million on our 3000 E. Washington and Wall Street Market projects.  While we have seen an increase in revenue from rental properties during the three and nine months ended September 30, 2008 in comparison to the three and nine months ended September 30, 2007, this may not be a predictable measure of our performance for the future.  In the near term, we expect to incur net cash outflows of approximately $7.0 million per quarter, including carrying costs of our development projects excluding 717 W. Ninth Street, which has a construction loan in place.

We classify a property as either a rental property or real estate held for development.  Some properties classified as real estate held for development may generate cash flow (for example, from parking operations), but such cash flow is ancillary to the development and is not reported as rental income but instead is offset against costs that are capitalized.  The majority of our assets were acquired with development or redevelopment plans in mind and only ten of the 29 rental projects have a current use that is unlikely to be altered within the next five years.  Ongoing redevelopment activity at rental properties, or portions thereof, will continue to change gross rental property income on a portfolio-wide basis until such time that the majority of our current development pipeline has been fully developed.  This has the effect of temporarily reducing net operating income in certain cases until such time as the development or redevelopment projects are completed and leased.  As our market area continues to undergo significant change, we believe the redevelopment potential of rental properties will increase.

Balance Sheet Management

On our balance sheet during the third quarter, we collected our affiliate note receivable and issued additional shares of common stock as we received $14.2 million in cash proceeds from the conclusion of the Taylor Yard matter.  We obtained the first tranche of $42.0 million of our $84.0 million construction loan for our 717 W. Ninth Street project.  The funding of this construction loan was the primary reason for the increases in our notes payable secured by real estate and in our restricted cash.  As we completed the final step in the sale of 2000 San Fernando Road during the third quarter, we reclassified the deferred gain of $9.0 million from the balance sheet to a realized gain on the statement of operations.  During the third quarter, rental properties increased by $71.5 million from our purchase on September 3, 2008 of Overland Terminal, the reclassification of three development projects to rental properties, partially offset by the sale of 1800 E. Washington Blvd.  Conversely, real estate held for development decreased by $64.3 million largely from the reclassification of the three properties cited above.

Overview of the three and nine months ended September 30, 2008 to the prior year periods

Year-over-year comparisons of the current periods are challenging given the non-recurring nature of the use of our 2007 IPO proceeds for the acquisition of a majority of our projects and the one-time pay down of a substantial amount of debt.  In addition, during 2008 we completed and placed several development projects into service which has affected the comparability of rental income as well as rental expenses between the applicable periods.

The IPO significantly affected our results for the three and nine months ended September 30, 2007 (which included one month of our predecessor’s operations) as compared to the three and nine months ended September 30, 2008. On and after January 30, 2007, we used IPO proceeds to pay down existing mortgage debt and to pay off the CalPERS mezzanine loan facility incurred by our predecessor business. This has substantially reduced interest expense for the current period as the prior period reflects a full month of interest on a substantially higher level of debt. We also used IPO proceeds to acquire eight properties, three of which are identified in this report as rental properties, and acquired four parcels attached to existing rental properties and placed them in service upon purchase.  These acquisitions resulted in increases in depreciation and amortization expense during 2008.  In addition, we had IPO proceeds invested in a money market account in the prior period, but those proceeds have been used for various acquisitions and debt repayment; thus resulting in less interest income in the current periods compared to the prior periods.

 In addition, we experienced several significant changes in our accounting as a result of our IPO that affect the comparability of our results between the current year and prior year periods. These changes include certain purchase accounting adjustments recorded under Statement of Financial Standard (SFAS) No. 141, Business Combinations, for the fair value of real estate, which affect depreciation and amortization expense. In addition, the adjustments increasing the fair value of the real estate subsequently increased our deferred income tax liabilities and paid in capital.

Acquisition and development activities

The comparability of our results of operations is significantly affected by our development and acquisition activities in 2008 and 2007.  At September 30, 2007, we owned interests in 27 rental projects and 29 projects held as real estate for development.  At September 30, 2008, we owned interests in 29 rental projects and 22 projects held as real estate for development.   Our rental project count change is due to the transfer of four projects from development to the rental portfolio and the sale of our projects at 2000 San Fernando Road and 1800 E. Washington Blvd., which were included at September 30, 2007.  Our development project count change is due to the four projects placed into service, our strategic business decision not to pursue the acquisitions of 3000 E. Washington Blvd. and Wall Street Market, and the consolidation of our project at 5500 Flotilla into Camfield Retail Center.  The results of our projects at 2000 San Fernando Road and 1800 E. Washington Blvd. for all periods presented are shown in discontinued operations in accordance with SFAS 144.

Between January 1, 2007 and September 30, 2008, excluding 2000 San Fernando Road, we acquired or placed in service the following eight rental projects.

Projects	Acquisition or Conversion Date	Net Rentable Square Footage

Washington Produce Market (2640 Washington Blvd.)	March 7, 2007	31,876
230 W. Avenue 26th	April 1, 2007	67,671
420 Boyd Street	June 27, 2007	47,806
4th Street Center	September 30, 2007	14,472
Union Lofts	July 1, 2008	81,609
Barstow Produce Center	July 1, 2008	261,750
Santa Fe Plaza	September 1, 2008	16,000
Overland Terminal	September 3, 2008	309,340
Total		830,524

In addition, between January 1, 2007 and September 30, 2008, we acquired or placed in service additional parcels attached to the following current rental projects.
Projects	Date of Addition	Additional Square Footage

Crown Commerce Center	January 26, 2007	18,500
905 E 8th Street	March 23, 2007	3,597
Center Village	March 27, 2007	66,135
620 Gladys Avenue	April 13, 2007	49,959
Total		138,191

Comparison of three months ended September 30, 2008 to three months ended September 30, 2007

The following table reflects our condensed consolidated and combined statements of operations for the three months ended September 30, 2008 and 2007 (unaudited and in thousands):

	Three Months Ended September 30,
	2008	2007	Increase (Decrease)
Revenues:
Rental income	$5,753	$5,654	$99	1.8%
Management fees	67	68	(1)	-1.5%
Interest income	196	524	(328)	-62.6%
Other income	124	81	43	53.1%
Total revenues	6,140	6,327	(187)	-3.0%
Expenses:
Rental expenses	3,640	3,642	(2)	-0.1%
Interest expense	2,798	2,423	375	15.5%
Depreciation and amortization	2,080	1,184	896	75.7%
Impairment on real estate assets	10,736	-	10,736	(1)
General and administrative	2,415	2,627	(212)	-8.1%
Total expenses	21,669	9,876	11,793	119.4%
Loss from continuing operations before minority interests	(15,529)	(3,549)	(11,980)	-337.6%
Minority interests	(1)	-	(1)	(1)
Loss from continuing operations	(15,530)	(3,549)	(11,981)	-337.6%

Discontinued operations
Income (loss) from discontinued operations	3	(521)	524	(1)
Gain on sale of real estate	15,704	-	15,704	(1)
Income (loss) from discontinued operations	15,707	(521)	16,228	(1)
Net income (loss)	$177	$(4,070)	$4,247	(1)

(1)	The calculated percentages are not meaningful.

Rental income. Rental income remained consistent for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Management fees. Management fees, which consist of fees earned for management of properties outside of the company and management fees from the parents of Richard Meruelo, remained flat during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Interest income. Interest income decreased by $0.3 million, or 62.6%, to $0.2 million for the three months ended September 30, 2008 compared to $0.5 million for the three months ended September 30, 2007.  The decrease is primarily due to the IPO proceeds invested in interest bearing accounts in the prior year.  We used the IPO proceeds throughout 2007 to pay down mortgage debt and to acquire additional projects.  The decrease is partially offset by interest income earned on our restricted cash reserve that was set aside for our 717 W. Ninth Street construction loan.

Other income. Other income, which primarily consists of termination income and leasing space to businesses in the entertainment industry for filming, increased $0.04 million, or 53.1%, to $0.12 million for the three months ended September 30, 2008 compared to $0.08 million for the three months ended September 30, 2007.  The increase is due to $0.04 million of termination fee income received in the three months ended September 30, 2008.  No termination fee income was received in the prior period.

Rental expenses. Rental expenses remained consistent for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Interest expense. Interest expense increased by $0.4 million or 15.5% to $2.8 million for the three months ended September 30, 2008 compared to $2.4 million for the three months ended September 30, 2007. The increase is due to the increased interest rates on our consolidated debt.  The weighted average interest rate at September 30, 2008 is 7.87% compared to 7.77% at September 30, 2007.  In addition, the principal balance of our consolidated debt increased by approximately $54.2 million throughout the last twelve months.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.9 million, or 75.7%, to $2.1 million for the three months ended September 30, 2008 compared to $1.2 million for the three months ended September 30, 2008. This increase is primarily due to increased real estate values as a result of property acquisitions and our completion of development projects and placing them into service.

Impairment on real estate assets. Impairment on real estate assets increased by $10.7 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, due to the recognition of a $7.1 million impairment on our development project at 3000 E. Washington Blvd and a $3.6 million impairment on our development project at Wall Street Market.  These impairments were recognized due to a strategic business decision not to pursue the acquisition of both projects.  The impairments recognized are primarily on  purchase deposits (that may be subject to future recovery) and capitalized expenditures related to the projects.  There were no corresponding impairments on real estate assets during the comparable period in 2007.

General and administrative expenses. General and administrative expenses remained consistent for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Minority interests. Minority interests increased by $0.001 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, due to the equalization event that occurred in March 2008.  In accordance with the terms of our partnership agreement, all then outstanding LTIP units achieved parity with the common units in our operating partnership and minority interest on our net income (loss) is now allocated to the LTIP unit holders.  There were no corresponding equalization events during the comparable period in 2007 so no net income was allocated to the LTIP unit holders.

Income (loss) from discontinued operations. Income from discontinued operations increased by $0.5 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Income (loss) from discontinued operations includes income and expenses from the projects we sold at 1800 E. Washington Blvd. and 2000 San Fernando Road.  As we obtained interim financing on our 2000 San Fernando Road project on May 27, 2008, income ceased on that date (we incurred a few expenses after the interim financing date) and as a result, no income is included in the three months ended September 30, 2008.  In the prior year, the project at 2000 San Fernando Road incurred a loss of $0.4 million.  In addition, our project at 1800 E. Washington Blvd. produced net income of $0.01 million for the quarter ended September 30, 2008 compared to the loss of $0.1 million incurred during the quarter ended September 30, 2007.

Gain on sale of real estate. Gain on sale of real estate increased by $15.7 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, due to the sales of 2000 San Fernando Road and 1800 E. Washington Blvd during the three months ended September 30, 2008. We recorded a gain of $14.2 million on the sale of 2000 San Fernando Road, which was composed of proceeds received reduced by the mortgage debt previously held on the project and closing costs.  We recorded a gain of $1.7 million on the sale of 1800 E. Washington Blvd, which is also composed of proceeds received reduced by the mortgage debt held on the project and closing costs. The gains are offset by a $0.2 million gain reduction on the sale of 9901 Alameda due to additional fees paid post-sale.  There were no corresponding sales during the comparable period in 2007.

Comparison of nine months ended September 30, 2008 to nine months ended September 30, 2007

The following table reflects our condensed consolidated and combined statements of operations for the nine months ended September 30, 2008 and 2007 (unaudited and in thousands):

	Nine Months Ended September 30,
	2008	2007 (1)	Increase (Decrease)
Revenues:
Rental income	$17,190	$16,348	$842	5.2%
Management fees	209	200	9	4.5%
Interest income	621	2,758	(2,137)	-77.5%
Other income	282	254	28	-11.0%
Total revenues	18,302	19,560	(1,258)	-6.4%
Expenses:
Rental expenses	10,490	10,210	280	2.7%
Interest expense	7,169	8,339	(1,170)	-14.0%
Depreciation and amortization	5,013	4,201	812	19.3%
Impairment on real estate assets	24,876	-	24,876	(2)
General and administrative	7,280	7,394	(114)	-1.5%
Total expenses	54,828	30,144	24,684	81.9%
Loss from continuing operations before minority interests and income taxes	(36,526)	(10,584)	(25,942)	-245.1%
Minority interests	(1,332)	-	(1,332)	(2)
Benefit for income taxes	4,507	-	4,507	(2)
Loss from continuing operations	(33,351)	(10,584)	(22,767)	-215.1%

Discontinued operations
Income (loss) from discontinued operations	480	(652)	1,132	(2)
Gain on sale of real estate	22,601	-	22,601	(2)
Income (loss) from discontinued operations	23,081	(652)	23,733	(2)
Net loss	$(10,270)	$(11,236)	$966	8.6%

(1)
For purposes of comparison, 2007 amounts include the predecessor results for the period from January 1, 2007 to January 29, 2007 and our company results for the period from January 30, 2007 to September 30, 2007.

(2)	The calculated percentages are not meaningful.

Rental income.  Rental income increased by $0.8 million, or 5.2%, to $17.2 million for the nine months ended September 30, 2008 compared to $16.3 million for the nine months ended September 30, 2007.  An increase of $0.2 million is attributable to property tax recoveries collected and billed in the current year that was not billed in the prior year.  In addition, an increase of $1.1 million is attributable to rental operations at projects acquired or placed into service during 2007, which had partial or no operations in the prior year.  The increase is partially offset by rental income declines due to decreased occupancy in our Seventh Street Market and Pomona projects.

Management fees.  Management fees, which consist of fees earned for management of properties outside of the company and management fees from the parents of Richard Meruelo, remained flat during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Interest income.  Interest income decreased by $2.1 million, or 77.5%, to $0.6 million for the nine months ended September 30, 2008 compared to $2.7 million for the nine months ended September 30, 2007.  The decrease is primarily due to the IPO proceeds invested in interest bearing accounts in the prior year.  We used the IPO proceeds throughout 2007 to pay down mortgage debt and to acquire additional projects.  The decrease is partially offset by interest income earned on our restricted cash reserve that was set aside for our 717 W. Ninth Street construction loan.

Other income.  Other income, which primarily consists of termination income and leasing space to businesses in the entertainment industry for filming, increased $0.03 million, or 11.0%, to $0.28 million for the nine months ended September 30, 2008 compared to $0.25 million for the nine months ended September 30, 2007.  The increase is due to $0.04 million of termination fee income received in the nine months ended September 30, 2008.  No termination fee income was received in the prior period.

Rental expenses.  Rental expenses increased by $0.3 million, or 2.7%, to $10.5 million for the nine months ended September 30, 2008 compared to $10.2 million for the nine months ended September 30, 2007. The increase is attributable to the operation of rental properties placed in service during 2007 and 2008 that had limited or no operations during the nine months ended September 30, 2007.

Interest expense.  Interest expense decreased by $1.2 million or 14.0% to $7.2 million for the nine months ended September 30, 2008 compared to $8.3 million for the nine months ended September 30, 2007. The decrease is due to the repayment of the CalPERS credit facility and other mortgage debt instruments from our IPO proceeds and the cessation of amortization of loan costs associated with the CalPERS note.  This is offset by the increased interest rates on our consolidated debt.  The weighted average interest rate at September 30, 2008 is 7.87% compared to 7.77% at September 30, 2007.  In addition, the principal balance of our consolidated debt increased by approximately $54.2 million throughout the last twelve months.

Depreciation and amortization expense.  Depreciation and amortization expense increased by $0.8 million, or 19.3%, to $5.0 million for the nine months ended September 30, 2008 compared to $4.2 million for the nine months ended September 30, 2008. This increase is primarily due to increased real estate values as a result of property acquisitions and our completion of development projects and placing them into service.

Impairment on real estate assets.  Impairment on real estate assets increased by $24.9 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to the recognition of $20.1 million of impairments on our development projects at 1875 Mission Blvd. and 3000 E. Washington Blvd.  In addition, we recorded impairments on Ceres Street Produce Market and Wall Street Market of $0.9 million and $3.6 million, respectively. In connection with the IPO formation transactions, we accounted for our development projects at 1875 Mission Blvd. in Pomona and 3000 E. Washington Blvd. as a purchase in accordance with SFAS 141. Accordingly, we estimated the fair value of 1875 Mission Blvd. and 3000 E. Washington Blvd. and “stepped-up” the asset values by approximately $11.2 million and $3.0 million each, respectively.  In addition, because of our strategic business decision to no longer pursue the acquisitions at 3000 E. Washington Blvd. and Wall Street Market and in connection with our fiscal quarter review, we impaired deposits and capitalized costs of $7.1 million and $3.6 million, respectively.  There were no corresponding impairments on real estate assets during the comparable period in 2007.

General and administrative expenses.  General and administrative expenses remained flat for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Minority interests.  Minority interests decreased by $1.3 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due to the equalization event that occurred in March 2008.  In accordance with the terms of our partnership agreement, all then outstanding LTIP units achieved parity with the common units in our operating partnership and a $1.4 million special allocation of the profits was recognized.  In addition, $0.1 million of the net loss was allocated to the LTIP unit holders.  There were no corresponding equalization events during the comparable period in 2007.

Benefit for income taxes.  Benefit for income taxes increased by $4.5 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due to the recognition of a $3.7 million benefit on income taxes due to the impairment recognized on our project at 1875 Mission Blvd in Pomona and $0.8 million benefit on income taxes due to the impairment recognized on our project at 3000 E. Washington Blvd.  In connection with the IPO formation transactions, we accounted for these projects as a purchase in accordance with SFAS 141. Accordingly, we estimated the fair value of these properties and “stepped-up” the asset values by approximately $11.2 million and $3.0 million, respectively and recorded a corresponding deferred tax liability of $4.6 million and $0.8 million, respectively. We recorded a benefit for income taxes of $4.5 million to reduce the deferred tax liability reflected on our balance sheet that would not be used as a result of impairment. There was no corresponding benefit for income taxes during the comparable period in 2007.

Income (loss) from discontinued operations.  Income from discontinued operations increased by $1.1 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Income (loss) from discontinued operations includes income and expenses from the projects we sold at 1800 E. Washington Blvd. and 2000 San Fernando Road.  As we obtained interim financing on our 2000 San Fernando Road project on May 27, 2008, income ceased on that date (we incurred a few expenses after the interim financing date).  In the prior year, the project at 2000 San Fernando Road incurred a loss of $0.3 million, whereas in the current year, it generated net income of $0.5 million primarily due to an increase in the rents in October 2007.  In addition, our project at 1800 E. Washington Blvd. incurred a net loss of $0.05 million for the nine ended September 30, 2008 compared to the loss of $0.4 million incurred during the nine months ended September 30, 2007.

Gain on sale of real estate.  Gain on sale of real estate increased by $22.6 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due to the sales of 9901 Alameda, 2000 San Fernando Road and 1800 E. Washington Blvd. during the nine months ended September 30, 2008. We recorded a gain of $6.7 million on the sale of 9901Alameda, which was composed of $6.7 million in proceeds received net of closing costs and $0.5 million of attorney fees reimbursed by the seller partially offset by $0.5 million of additional legal fees.  We recorded a gain of $14.2 million on the sale of 2000 San Fernando Road.  This sale generated cash proceeds net of the mortgage debt previously held on the project and closing costs.  We recorded a gain of $1.7 million on the sale of 1800 E. Washington Blvd.  This sale generated cash proceeds net of the mortgage debt held on the project and closing costs.  There were no corresponding sales during the comparable period in 2007.

Liquidity and Capital Resources

We are a development company and are not currently generating positive operating cash flow. We require significant capital to satisfy contractual purchase and development commitments, to pay indebtedness maturing over the next year and to pursue discretionary development.

On our consolidated statements of cash flows, we classify cash flows into operating activities, investing activities and financing activities.  Our operating activities reflect the operating cash flow performance of our rental properties and primarily consist of total revenue, offset by rental expenses, interest expense, general and administrative expenses and the impact of changes in assets and liabilities.  Changes in assets and liabilities fluctuate from month to month but tend to be negligible over time.  During the first three quarters of 2008, excluding the impact of changes in assets and liabilities, we have used cash in excess of revenues of approximately $1.6 million per quarter for operating activities. In the near term, we estimate that we will have net cash outflows of approximately $2.7 million per quarter due to increased interest rates and the addition of projects previously classified as development into the operating portfolio.

The carrying costs of our development projects are reflected in investing activities.  As of September 30, 2008, our book value of real estate held for development was approximately $424.0 million.  We have a construction loan in place to fund the development and carrying costs for our 717 W. Ninth Street project.  For all other development projects, we must find other sources to fund our carrying costs.  In the near term, we expect we will have net cash outflows associated with these development projects of approximately $4.3 million per quarter.  Carrying costs consist primarily of interest, property taxes and development staff salaries, all of which are capitalized.  Thus, in the near term, we expect to have net cash outflows of approximately $7.0 million per quarter from our combined rental properties and development projects, excluding 717 W. Ninth Street, which has a construction loan in place.

As of September 30, 2008, we had cash and cash equivalents of approximately $7.4 million.

The following table sets forth certain information with respect to the indebtedness that was outstanding as September 30, 2008 (in thousands):

	Principal Balance	Weighted Average Interest Rate	Principal Due Within 12 Months
Fixed rate mortgage debt	$174,901	8.64%	$76,644
Variable rate mortgage debt	173,937	7.10%	105,765
Total consolidated debt	$348,838	7.87%	$182,409

As of September 30, 2008, using our notes payable secured by real estate and our total assets from our consolidated balance sheet, our debt-to-total assets ratio is 42.0%.   Our weighted average interest rate increased from 7.47% as of December 31, 2007 to 7.87% as of September 30, 2008.

We have fourteen loans that mature within the next twelve months with an aggregate principal balance of $181.1 million (in addition to $1.3 million of principal amortization on other long term loans).  The status of these loans is as follows:

▪	Two loans totaling $19.4 million are secured by projects under contract to be sold.

▪	Two loans totaling $59.2 million are secured by our largest revenue generating project and the corporate headquarters.

▪	One loan with a balance of approximately $1.0 million matures in the fourth quarter of 2008.

▪	Two loans totaling $30.1 million mature in the first quarter of 2009.

▪	Four loans totaling $39.6 million mature in the second quarter of 2009.

▪	Three loans totaling $31.9 million mature in the third quarter of 2009.

▪	Three of the aforementioned loans which mature in June and July 2009 are land loans totaling $45.7 million.

The credit crisis has made it more difficult for us to obtain debt financing on favorable terms or at all.  Lenders are frequently lending at lower loan to value ratios, are taking longer to make lending decisions and are generally applying more stringent underwriting standards. As a result, some lenders have required us to make principal debt reductions as a condition of renewing or extending our notes. In this tight credit environment, it is also very difficult to obtain loans solely secured by land. In addition, many of our existing lenders are maintaining high floor rates, so that we do not always benefit from reduction in the prime rate on our variable rate debt. Accordingly, our average interest rates increased by 0.93% during the third quarter from 6.94% to 7.87%. In addition, some lenders have required other security for their notes in the form of restricted cash or other properties.

Nevertheless, in general, we expect our regional and local market lenders to continue to provide us with debt financings.  We also expect to enter into debt financing transactions with lenders during the next twelve months with respect to which we do not currently have a credit relationship. In addition, we have observed that there is a limit to the loan size that regional and local lenders can accommodate, and we anticipate that the development industry will continue to experience difficulty in obtaining large scale ($50 million and greater) construction loans.

We expect to generate new sources of cash liquidity from the sale of certain non-core properties.

In summary, our liquidity requirements for the next twelve months consist primarily of the following:

•	Approximately $182.4 million to satisfy principal amortization and the fourteen loans maturing during the next year.

•	Approximately $28.0 million to fund our near term cash flow needs of our rental properties and development projects.

•	Approximately $14.5 million to acquire our Gold’s Gym project currently subject to discretionary purchase rights.

•	Approximately $12.0 million of discretionary capital improvements to our rental properties primarily related to new leases.

•	Up to approximately $10.0 million in a discretionary stock repurchase program.

Our expected cash sources to fund our liquidity requirements for the year consist of the following:

•	Refinancing or repaying out of sale proceeds approximately $182.4 million in debt maturing during the next year.

•	Selling certain non-core properties.

•	Obtaining borrowings secured by our unencumbered or under-encumbered properties.

•	Long-term borrowing secured by Gold’s Gym that we may enter into concurrently with that acquisition.

•
Improving net operating income from our rental properties, including by revising certain of our development plans to convert development projects into smaller scale income-producing projects that will generate revenue sooner.

In addition, we are actively pursuing additional cash sources and considering actions that would delay or reduce our liquidity needs. These actions include:

•	Delaying or scaling back discretionary development, including foregoing portions of the approximately $12.0 million in uncommitted capital expenditures identified above.

•	Entering into joint ventures in respect of our larger or more capital intensive development projects.

•	Issuing debt or equity-linked debt to private or public capital markets investors.

We are also subject to an aggregate of approximately $8.5 million in purchase rights (net of deposits) to acquire our American Fish and 1828 Oak Street projects. We currently expect to acquire and concurrently sell these projects.

Based on the foregoing and the additional actions we are considering, our management believes that we will have sufficient capital to satisfy our liquidity needs over the next 12 months.

Contractual Obligations

During the three months ended September 30, 2008 and after carefully evaluating our options and making the strategic business decision, we determined that it was not in the best interests of the Company to acquire the 3000 E. Washington Blvd. project and initiated termination of our agreement to purchase this project thereby reducing our contractual obligations by approximately $65.7 million.

Cash Flows

Comparison of nine months ended September 30, 2008 to nine months ended September 30, 2007

Cash and cash equivalents were $7.4 million as of September 30, 2008 and $11.2 million as of September 30, 2007. For purposes of comparison, the following discussion regarding 2007 amounts include the predecessor results for the period from January 1, 2007 to January 29, 2007 and our company results for the period from January 30, 2007 to September 30, 2007.

Net cash used in operating activities decreased by $3.9 million to $2.3 million for the nine months ended September 30, 2008 compared to $6.1 million for the nine months ended September 30, 2007.  The decrease is primarily due to improved vendor payment management.

Net cash used in investing activities decreased by $153.0 million to $49.6 million for the nine months ended September 30, 2008 compared to $202.6 million for the nine months ended September 30, 2007.  With the net proceeds received from our IPO we repaid $32.6 million in deferred interest on the CalPERS credit facility, acquired additional real estate of $64.2 million.  In addition, during the nine months ended September 30, 2008, we acquired and sold our project at 9901 Alameda, which resulted in $6.8 million of net proceeds.  We also sold our projects at 2000 San Fernando Road and 1800 E. Washington Blvd. for $35.0 million and $14.2 million, respectively.  In addition, we received a $2.5 million deposit towards the sale of our 801 E 7th Street project.  There were no sales in the prior period.

Net cash provided by financing activities decreased by $161.3 million to $56.3 million for the nine months ended September 30, 2008, compared to $217.5 million for the nine months ended September 30, 2007.  The decrease is primarily attributable to the $455.5 million of proceeds received from our IPO in the prior year partially offset by the prior year repayment of the $150.0 million CalPERS credit facility and offering costs and expenses related to our offering of $36.2 million.  In addition, we received $14.2 million from the repayment of the affiliate notes receivable due to the Taylor Yards litigation settlement during the nine months ended September 30, 2008 with no comparable activity in the prior period.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any guarantee contracts, retained or contingent interests in transferred assets, obligations under derivative instruments, obligations arising out of variable interests in unconsolidated entities, or other off-balance sheet arrangements.

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

 We calculate the fair value of our notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.  At September 30, 2008, the aggregate fair value of our secured notes payable was estimated to be approximately equal to $345.3 million.  At December 31, 2007, the aggregate fair value of our secured notes payable was estimated to be approximately equal to $308.7 million.

As of September 30, 2008, we had approximately $174.9 million in variable rate financing outstanding, which represented approximately 50.1% of consolidated total indebtedness.  If interest rates were to increase by 75 basis points, or approximately 10% of our weighted average rate, the combined increase in interest expense and capitalized interest would decrease our cash flows by approximately $1.3 million annually.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of September 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  There were no changes to our internal control over financial reporting during the third quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to various lawsuits, claims and other legal proceedings, none of which we currently believe are material. There have been no material changes to the legal proceedings disclosed in the section entitled “Legal Proceedings” in our Annual Report on Form 10-K for the year ending December 31, 2007, and in our Quarterly Report on Form 10-Q for the quarters ending March 31, 2008 and June 30, 2008, except as follows:

With respect to our specific performance action related to Overland Terminal, the judgment of specific performance we obtained in our favor at the trial court level was affirmed on appeal and became final, and we acquired the property on September 3, 2008 pursuant to the judgment.  This action has been concluded.

There are other lawsuits, claims and legal proceedings that arise in the ordinary course of our business, including tenant eviction proceedings and other tenant disputes, and personal injury matters. We intend to vigorously seek judicial enforcement of our rights in these proceedings.

Item 1A.	Risk Factors

We do not believe there have been any material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 except as follows.

Mortgage debt obligations expose us to increased risk of property losses.
Incurring mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For tax purposes generally, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.

As we execute our business plan, we will assume mortgage indebtedness or incur substantial new mortgage indebtedness with respect to properties that we own or in connection with property acquisitions.

In addition, substantially all of our mortgage indebtedness is fully recourse to us as a result of unconditional guarantees we have entered into in favor of our lenders.  As a result, in the event we default on a note payable secured by our real estate, we may remain liable to the lender for any difference between the amounts of the indebtedness we owe the lender and the amount of the successful bid at foreclosure, even if we lose our property collateral in a foreclosure action by the lender.

Item 2.                                                                                     Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

 Our disclosure under Item 3.02 of the Current Report on Form 8-K filed with the SEC on July 30, 2008 is hereby incorporated by reference thereto.

Item 3.	Defaults Upon Senior Securities

None

Item 4.                      Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description
10.1	Loan Agreement, dated as of July 31, 2008, by and among Meruelo Maddux – 845 S. Flower Street, LLC, and Canpartners Realty Holding Company IV LLC (1)

10.2	Form of Note by Meruelo Maddux – 845 S. Flower Street, LLC in favor of Canpartners Realty Holding Company IV LLC (1)

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Current Report of Form 8-K filed on August 4, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meruelo Maddux Properties, Inc.

Date: November 3, 2008	By:	/s/ Andrew Murray
Andrew Murray
Chief Financial Officer
(principal financial officer)