Form 10-K
period 2008-12-31
Meruelo Maddux Properties, Inc.
filed 2009-03-16
CIK 1375083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Large accelerated filer [  ]                                                      Accelerated filer  [X]

Non-accelerated filer [ ]                                           Smaller reporting company  [  ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $92,722,594 based on the closing price on the NASDAQ Global Market as of June 30, 2008.

Number of the registrant’s common stock outstanding as of March 13, 2009: 88,076,987

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

MERUELO MADDUX PROPERTIES, INC.

INDEX
Item No.		Form 10-K Report Page
	PART I

1.	Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10
1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26
3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	30
4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31

	PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31
6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
7A.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . . . . .	60
8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . .	60
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60
9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	60
9B.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	61

	PART III

10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . . . . . . . . . . . . . . . . .	62
11.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	62
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	62
13.	Certain Relationships and Related Transactions, and Director Independence. . . . . . . . . . . .	62
14.	Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	62

	PART IV

15.	Exhibits and Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	63

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

Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

•	our ability to raise additional cash to provide the company with sufficient liquidity to continue as a going concern;

•	our ability to obtain new debt and equity capital and to obtain extensions of existing debt;

•	our business and investment strategy;

•	our projected results of operations;

•	our proposed development and redevelopment of our projects and our uses of projects after such development or redevelopment;

•	our ability to obtain land use entitlements;

•	our ability to maintain existing relationships with lenders and obtain future financing arrangements;

•	our understanding of our competition and our ability to compete effectively;

•	market and industry trends in the United States;

•	projected capital and operating expenditures (including projected redevelopment costs);

•	state of the real estate industry, particularly with respect to commercial, residential and mixed-use projects;

•	availability and creditworthiness of current and prospective tenants;

•	interest rates; and

•	lease rates and terms.

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

•	availability, terms and deployment of capital;

•	lack of debt or equity financing, the possible acceleration of defaulted debt and general volatility of the capital markets;

•	the possibility that the Company may file for bankruptcy protection, or that an involuntary petition for bankruptcy may be filed against the Company or its subsidiaries;

•      changes in our business and investment strategy;

•	availability of qualified personnel;

•	perception of the commercial and residential subsegments of the real estate industry;

•	changes in supply and demand dynamics within the commercial and residential subsegments of the real estate industry;

•	availability of purchasers of our projects;

•	change in costs associated with development or redevelopment and repositioning of projects;

•	changes in interest rates;

•	changes in applicable laws and regulations (including land use entitlement processes);

•	changes in political climates that may affect our proposed development and redevelopment projects;

•	state of the general economy and the greater Los Angeles economy in which our projects are located;

•	a taking of any of our rental properties or development projects by eminent domain; and

•	the degree and nature of our competition.

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

We commenced substantial operations upon completion of our IPO and sold to the public 40,000,000 shares of our common stock at $10.00 per share. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock at $10.00 per share. Including the shares issued in the over-allotment option, we raised approximately $425.7 million in proceeds in our IPO, after the underwriting discount but before expenses related to the IPO. Our company’s operations are predominantly carried on through, and its assets are owned through, Meruelo Maddux Properties, L.P., which we refer to as our operating partnership. As of December 31, 2008, we held a 99.6% interest in our operating partnership.  The 0.4% of minority interests consists of 347,835 LTIP units that have achieved parity with common units in our operating partnership. We are also the sole general partner of our operating partnership.  We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).  As of December 31, 2008, the total number of shares of our common stock outstanding was 88,076,987.

As of December 31, 2008, we own 28 rental projects and 19 projects held for real estate development (one of which was subject to a lease with rights to purchase and this option was terminated in the first quarter of 2009). Most of our projects are located in or around the downtown area of Los Angeles, and all of our projects are in Southern California.  Downtown Los Angeles is commonly defined as an area of approximately 350 city blocks, or approximately 2,500 acres, ringed by the U.S. Highway 101/Santa Ana Freeway on the north, the Los Angeles River on the east, U.S. Interstate 10/Santa Monica Freeway to the south and the State Highway 110/Pasadena Freeway to the west. Downtown Los Angeles has attracted several billions of dollars in new construction investment in the past nine years, according to the Los Angeles Downtown Center Business Improvement District. With approximately 80 acres of land in downtown Los Angeles, we believe we are the largest non-government landowner in downtown Los Angeles. By comparison, a 27-block area in the financial district of downtown Los Angeles, often referred to as Bunker Hill, which contains the bulk of downtown’s class A high-rise office buildings, major hotels and retail properties, is situated on approximately 143 acres.

Incidental to our ownership of one of our projects, we owned and operated a cold storage business in an approximately 85,800 square foot facility.   We ceased operating this business as of January 1, 2009.

Recent Developments Related to Liquidity and Capital Resources

We are a development company, and our primary objective is to maximize return on investment through development and redevelopment activities, which activities require significant amounts of capital.  We experience significant, recurring cash shortfalls from (i) operating activities, (ii) recurring investment activities such as carrying costs for interest payments, real estate taxes and unfunded development expenditures and (iii) capital expenditures on existing rental properties.  We would need to generate additional cash of approximately $28.0 million annually to fund such shortfalls, before any significant development and redevelopment activities other than the development of our 717 West 9th Street project.

The current economic recession and associated disruption in the debt and equity capital markets have been extremely challenging for us.   They have or may affect us in a number of ways, including by:

•	making it very difficult for us to refinance our maturing indebtedness or to obtain financing to fund our planned development and redevelopment;

•
making the terms of any available financing less attractive, resulting in lower loan-to-value ratios and loan-to-cost ratios, higher interest rates and generally less available debt capital, to the extent financing is available;

•	leading us to suspend substantially all of our development projects other than our 717 West 9th Street project and therefore expense previously capitalized carrying costs;

•	increasing our projected development costs and therefore the amount of equity we are required to contribute to our projects;

•
moving sales and leasing revenue on our properties from earlier periods to later periods,  thereby delaying the reduction of associated negative cash flows and as a result reducing our liquidity more than anticipated;

•	leading us to seek to sell several of our assets;

•	making it difficult for us to sell assets timely or on favorable terms because few buyers in the prevailing market have the financial position to consummate property acquisitions;

•	leading us to seek to enter into joint venture agreements with respect to certain of our more capital intensive projects;

•	leading us to seek potentially dilutive debt or equity-linked capital or to issue additional equity at unattractive prices or in exchange for outstanding debt at dilutive exchange rates;

•
leading us to refocus certain previously anticipated longer-term development projects to produce more near-term income through leasing the project and thereby reducing capital outflows through the redevelopment process and increasing near-term cash flow; and

•	leading us to reduce our employee base.

We began 2009 with $4.5 million in unrestricted cash.  We require approximately $1.8 million in cash monthly to satisfy principal and interest payments on 26 out of 30 of our loans that total $266.0 million.  This unrestricted cash balance would cover approximately 2.5 months of these payments absent any funds generated from asset sales. Though we have several properties currently in escrow to be sold, we have not closed on any as of yet.

Consequently, we have stopped making interest and principal payments on 26 of our 30 loans totaling $266.0 million.  We continue to make interest payments on our construction loan at 717 W. Ninth Street and on other three other loans that have interest reserves.  As of March 13, 2009, we owe approximately $2.8 million in accrued interest and another $0.8 million in principal repayments and reserve funds.  On December 15, 2008, we did not make a $4.0 million principal repayment on a $17.0 million land loan. The lender subsequently agreed to defer the principal repayment.  On March 15, 2009, we will owe another $5.0 million in principal on this land loan.  Additionally, we have not been able to extend or refinance three other loans totaling $86.9 million that matured on February 28, 2009 and March 1, 2009.

We are currently seeking loan workout agreements with four depository lenders on loans that total $177.8 million.  We are unsure as to what results will be derived from such efforts, but we expect that we will continue to negotiate with these four lenders.  We are also examining all feasible strategic alternatives.  Potential strategic alternatives include a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy code.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 7 of this report below.

Post-IPO Highlights

Since becoming a public company on January 30, 2007, we have completed the following major activities:

Financing Transactions

•	We repaid all principal and interest outstanding under the revolving credit facility that was provided to our predecessor by CalPERS.

•	We retired mortgage debt instruments secured by certain of the projects we acquired in our formation transactions.

•	We obtained a construction loan for $84.0 million for our 717 W 9th Street project.

•	We extended the maturity dates of numerous loans throughout 2008.

Acquisition and Development Activities

•	We completed construction on the residential portion of the Union Lofts project and began leasing the property in March 2008. We are currently 50.0% leased as of March 10, 2009.

•
We continued to make progress on the development of the 717 W 9th Street project.  The 214 unit luxury apartment tower has been topped out and the glass curtain wall has been completed.  The project is on schedule to be completed by the end of September 2009 and pre-leasing activities are anticipated to commence in the summer of 2009.

•	We successfully completed the following acquisitions or conversions of development projects to rental projects:

Projects	Acquisition or Conversion Date	Net Rentable Square Footage

Washington Produce Market (2640 Washington Blvd.)	March 7, 2007	31,876
230 W. Avenue 26th	April 1, 2007	67,671
2000 San Fernando Road	April 2, 2007	119,381
420 Boyd Street	June 27, 2007	47,806
4th Street Center	September 30, 2007	14,472
Union Lofts	July 1, 2008	81,609
Barstow Produce Center	July 1, 2008	261,750
Santa Fe Plaza	September 1, 2008	16,000
Overland Terminal	September 3, 2008	309,340
Total		949,905

•	We successfully completed, acquired or placed in service the following parcels attached to current rental projects:

Projects	Date of Addition	Square Footage

Crown Commerce Center	January 26, 2007	18,500
905 E 8th Street	March 23, 2007	3,597
Center Village	March 27, 2007	66,135
620 Gladys Avenue	April 13, 2007	49,959
Total		138,191

Disposition Activities

•	We successfully completed the sales of the following projects ($ in thousands):

Projects	Date of Sale	Sales Price(1)
Rental Projects
2000 San Fernando Road (2)	August 15, 2008	$35,000
1800 E Washington Blvd	September12, 2008	14,200
Overland Terminal	November 14, 2008	19,702
Total Rental Projects		$68,902
Development Projects
9901 Alameda	March 31, 2008	$31,200
801 E 7th Street	November 21, 2008	9,500
816 Stanford (3)	November 7, 2008	1,000
Total Development Projects		$41,700
Total Projects Sold		$110,602
(1)	We recognized $14.2 million (net of income taxes) in gains upon the sales of these projects. In addition, no impairment was ever recognized on any of these projects.
(2)
We originally sold this project during the quarter ended June 30, 2008 for $28.7 million.  We retained an option to resell this project to another buyer which we did during the third quarter 2008 and as a result, we received an additional $5.0 million in net proceeds.

(3)	Represents a separate building that is part of the 905 E 8th Street project.

History of our Company and our Management Team

Through our predecessor business, we have been investing in urban real estate since 1972, when Cuban immigrants Homero and Belinda Meruelo purchased their first commercial building in downtown Los Angeles. Our current management team is led by our co-founders Richard Meruelo, who serves as our Chief Executive Officer and Chairman of our Board of Directors and who is the son of Homero and Belinda Meruelo, and John Charles Maddux, who serves as our President and Chief Operating Officer and a member of our Board of Directors. Mr. Meruelo and Mr. Maddux both have more than 20 years of experience in identifying, acquiring, entitling, financing, developing and redeveloping urban real estate. They have worked together since 1987.

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

Our Value Creation Strategies

Focus on the Property Needs of Specific Industries and Premium Space Users. We seek to achieve rent premiums by meeting the property needs of “premium space users” such as food processing and food distribution companies, whose critical business functions depend on the location, zoning, tenant improvements or utilities of the leased space and whose needs frequently coincide with urban environments. The ability to provide premium space users with facilities and services that maximize their operating profits may allow a landlord to minimize leasing risk and charge rents that, net of costs incurred to provide such facilities and services, exceed rents that could be obtained from tenants that are relatively indifferent to location or amenities. We will continue to identify premium space users in our markets and work to understand and fulfill their evolving requirements.

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

Focus on Residential Development in Appropriate Locations. We intend to develop downtown residential projects on sites we own near transportation infrastructure and demand generators such as office buildings, retail stores, restaurants, and cultural and sports venues.  In the long run, we believe demand for residential units in downtown Los Angeles will also grow. we believe that our residential projects will offer desirable housing and provide us with attractive returns on invested capital.

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

Our Operating Strategies

Efficiently Manage the Development and Operation of Our Projects. We employ a mixture of project development management and asset management strategies. First, we keep direct control over critical development functions in which we believe we have valuable expertise and that require significant local knowledge, such as identification and acquisition of projects and land use entitlement. Second, because of the widely varying nature of our projects, we generally retain expert third-party general contractors to manage the construction of our projects, and we employ in-house project managers to supervise the construction management process closely. Third, once a project is complete, we directly manage its operation and leasing activities, or we retain third-party sales companies in the case of for-sale projects. We will engage third-party leasing agents when they have superior tenant relationships or knowledge of the sub-markets in which our projects are located.

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

Sell or Recapitalize our Projects to Realize Value. We expect to dispose of or recapitalize many of our projects from time to time once they reach what we believe to be their maximum near-term value and redeploy some or all of our equity and profits into other real estate investments that we believe have a greater long-term potential for economic appreciation. We believe that we will maximize our risk-adjusted returns with a policy of selling some of our projects to realize capital appreciation and reinvesting the net proceeds in new redevelopment projects, rather than redeveloping and retaining these projects to realize increased rents over a long period.

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

Employees

We employed 101 full-time employees as of March 13, 2009. We believe that our relations with our employees are good.  We recently terminated the employment of several employees as a result of the current economic environment.  We may elect to further reduce the number of our employees.

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

Our Current Operations, Debt Obligations and Development Plans

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 13, 2009, our independent auditors stated that our financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern.  But they further stated that there is substantial doubt about our ability to continue as a going concern because of recurring losses from operations and a working capital deficiency.  In addition, it was noted that the Company has not complied with certain covenants of loan agreements with banks and expects that future debt violations will occur at various dates in 2009 which will require waivers to be obtained from the lenders in order for the debt not to be considered in default. We continue to experience net operating losses and incur carrying costs on our development projects. Our ability to continue as a going concern is subject to our ability to generate positive cash flows from operations, reduce our carrying costs, cure loan defaults, obtain necessary funding from outside sources including that generated through extensions of existing loans and generate net cash proceeds from the sale of non-core properties. There can be no assurances that such methods will prove successful.

We may file for bankruptcy protection, or an involuntary petition for bankruptcy may be filed against us.

We have approximately $328.2 million in indebtedness, of which $172.5 million matures in 2009.  We may not be able to refinance or extend the maturities of our indebtedness as it matures.  In addition, we have ceased making required payments and are in default under approximately $266.0 million of our indebtedness.  If we are unable to refinance or extend our indebtedness, or if such indebtedness is accelerated due to our default, we will have insufficient liquidity to repay such indebtedness, and our available cash flow will be inadequate to maintain our operations. Under such circumstances, or if we believe such circumstances are likely to occur, we may pursue various forms of negotiated restructurings of our indebtedness, which may involve a recapitalization of our company and which may be required to occur under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. In addition, under certain circumstances our creditors may file an involuntary petition for relief under the Bankruptcy Code against us. Due to the possibility of such circumstances, we have begun active planning for such potential restructurings.

If we file for bankruptcy protection, our business and operations will be subject to certain risks

A bankruptcy filing by or against us, our operating partnership and certain of our subsidiaries (each referred to as a “filer”) would subject our business and operations to various risks, including but not limited to, the following:

•	A bankruptcy filing by or against a filer may adversely affect our business prospects and our ability to operate during the reorganization process.

•	The coordination of a bankruptcy filing and operating under protection of the bankruptcy court would involve significant costs, including expenses of legal counsel and other professional advisors.

•	We may have difficulty continuing to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms.

•	We may have difficulty maintaining existing and building new tenant relationships or pursuing our planned development projects.

•
Transactions by filers outside the ordinary course of business would be subject to the prior approval of the court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

•	Filers may not be able to obtain court approval or such approval may be delayed with respect to motions made in the reorganization cases.

•	We may be unable to retain and motivate key executives and associates through the process of reorganization, and we may have difficulty attracting new employees.

•	We may be unable to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations.

•
We may be unable to develop, prosecute, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, equity holders and other parties in interest.

•	The value of our common stock could be reduced to zero as result of a bankruptcy filing.

We may be in default under certain of our financing agreements as we have failed to make required principal and interest payments.  Our lenders may foreclose on the properties securing the loans, accelerate our loans or take other adverse actions which would have a material adverse affect on our ability to continue our business operations.

We have not been able to extend or refinance three loans totaling $86.9 million that recently matured.  As of March 13, 2009, we have not made the required regular interest and principal payments of $3.6 million on 26 out of 30 of our debt instruments totaling $266.0 million.  Accordingly, we may be in default under these loans.  Some of these lenders may choose to accelerate these loans and require us to either pay the outstanding loan amount, including all accrued but unpaid fees and interest, or foreclose on the properties securing the loans; provided that, regardless of any acceleration, we may have a right under California law to reinstate these loans by paying past due amounts and other fees and costs required by law or the respective loan documents. If we are not successful in negotiating with these lenders to prevent the foreclosure of certain of our properties or the acceleration of certain of our indebtedness, we may be forced to sell some of our properties on unfavorable terms to satisfy our debt obligations.  If we are forced to repay debt earlier than we expected or if our properties are foreclosed upon to satisfy certain outstanding debt obligations, our ability to execute our development, acquisition and other business plans and our ability to meet our current liquidity needs, and therefore operate as a going concern, would be materially adversely affected.

        In addition, we may be in technical default under certain of our mortgages as a result of corporate restructuring activities that occurred at the time of our IPO. A significant number of the financing agreements we have entered into in connection with the acquisition of our properties contain provisions prohibiting a change of control of the borrower subsidiary and permitting the lenders under such agreements to accelerate payment of the related debt in the event the change of control provisions are triggered.  A number of these provisions relating to aggregate indebtedness of $32.2 million were technically triggered in connection with our formation transactions at the time of our IPO due to the transfer of ownership of the borrower subsidiaries to the operating partnership.  Of the $32.2 million of indebtedness, $12.5 million is maturing in 2009 and is included in the total of $172.5 million of debt due in 2009, which we will need to repay or refinance.  Such lenders were notified of our formation transaction and they have since accepted debt service payments.  However, no assurances can be given that one or more of the lenders under the affected financing agreements will not elect to accelerate payment of the related indebtedness on the basis of the formation transaction, particularly with respect to those loans that may also be accelerated on the basis of default in repayment.  If we are forced to repay debt earlier than we expected or if our properties are foreclosed upon to satisfy certain outstanding debt obligations, our ability to execute our development, acquisition and other business plans and our ability to meet our current liquidity needs, and therefore operate as a going concern, would be materially adversely affected.

 We currently generate insufficient revenue from operations to pay our contractual obligations, and we will require significant amounts of cash to stabilize our portfolio, build out our development projects and satisfy our contractual obligations.

  We are a development company and must generate cash of approximately $28.0 million annually to fund our cash shortfalls from (i) operating activities, (ii) recurring investment activities such as carrying costs for interest payments, real estate taxes and other unfunded development expenditures and (iii) capital expenditures on existing rental properties.

    Assuming no development of any of our projects other than the project identified below, our cash requirements for 2008 include but are not limited to: approximately $38.7 million to fund the ongoing construction and no acceleration of loans under which we are in default of our 717 W. Ninth Street project, approximately $172.5 million to satisfy borrowings maturing in 2009, and approximately $3.5 million of planned but uncommitted capital improvements to our operating properties.

In addition, certain of our lenders may have the ability to accelerate indebtedness of ours totaling $32.2 million, $12.5 million of which is due in 2009 and is included in the $172.5 million of principal identified above.

As a result of the foregoing needs and our combined annual negative cash flow from operating activities and capital and development expenditures, we will require substantial amounts of new capital to meet our contractual obligations in 2009, before any discretionary development.  Our primary expected sources of new capital are from the extension of existing loan maturities and the sale of non-core properties.  However, as noted in greater detail in the risk factor below, current market conditions have made it more difficult for us to extend loans or source new debt financings.  As previously mentioned, we are currently in default on the majority of our outstanding indebtedness.

Because of the equity and debt capital market crisis and our liquidity needs, our previously disclosed development and redevelopment plans and timelines have been adversely impacted.  This impact will likely delay the point in time at which we could achieve profitability from operations.  We have ceased all significant development activities other than the development of our 717 W. Ninth Street project and will continue to evaluate and adjust as appropriate our development and redevelopment plans and timelines (both commencement and completion dates) to correlate with adjustments in the availability of equity and debt capital and other current and changing market conditions.  In addition, we are pursuing or considering actions that would generate cash sooner or delay or reduce our liquidity needs. These actions include selling certain of our rental properties and development projects, including foregoing portions of the approximately $3.5 million in uncommitted capital expenditures identified above, refocusing projects to produce more near-term income that require less capital, and entering into joint ventures in respect of our larger or more capital intensive development projects.

These actions may reduce the potential long-term cash flow or value we otherwise could have recognized from our projects if we were able to execute on our development plans in place before the credit market crisis.

We cannot assure you that we will be able to obtain loan maturity extensions or additional financing or that we will be able to obtain such on favorable terms or that we will be successful in taking any of the actions that we are considering to generate cash alternatives to borrowings or delay or reduce our liquidity needs.  If we are unsuccessful in obtaining the capital we require on a timely basis, our business will be significantly harmed and our ability to operate as a going concern may be adversely affected.

Mortgage debt obligations expose us to increased risk of property losses, and a significant portion of our mortgage debt is recourse to us.

Incurring mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. As previously mentioned, we are currently in default on the majority of our outstanding indebtedness. For tax purposes generally, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.

In addition, substantially all of our mortgage indebtedness is subject to guarantees provided by us and other affiliated individuals.  As a result, in the event we default on a note payable secured by our real estate where we are a guarantor, we may remain liable to the lender for any difference between the amounts of the indebtedness we owe the lender and the amount of the successful bid at foreclosure, even if we lose our property collateral in a foreclosure action by the lender.

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate or develop our projects and may expose us to the risk of default under our debt obligations.

We have borrowed and will be required to continue to borrow significant amounts in order to continue to operate and in connection with the development and redevelopment of our projects and any future acquisitions of properties.  We may in the future be required to enter into joint venture agreements, sell certain assets, access the capital markets, or undertake a combination of the foregoing to finance our operations.

Our present and future level of debt and the limitations imposed on us by our present and future debt agreements, including concessions that our lenders may extract from us in connection with any refinancing or extension, could have significant adverse consequences, including the following:

•	we may be required to use a substantial portion of our cash flow from operations to pay principal and interest, which reduces the amount available for development;

•	we may be at a competitive disadvantage compared to our competitors that have less debt;

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms;

•
we may be unable to refinance our indebtedness at maturity, or upon acceleration upon an event of default, or may find that the refinancing terms may be less favorable than the terms of our original indebtedness;

•	because a portion of our debt may bear interest at variable rates, an increase in interest rates could materially increase our interest expense;

•	we may be forced to dispose of one or more of our projects, possibly on disadvantageous terms;

•	we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

•	we may be restricted in our business activities and operations;

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

The global financial crisis, and other events or circumstances beyond the control of the Company, may adversely affect our industry, business, results of operations, contractual commitments, and access to capital.

What began initially as a “subprime” mortgage crisis has turned into an extraordinary United States and worldwide structural economic and financial crisis coupled with the rapid decline of the consumer economy. Recently, significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward.  These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a steep economic decline and fears of a deep and prolonged recession.  Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system.  Consumers and money managers have liquidated equity investments and consumers and banks have held cash and other lower risk investments, resulting in significant and, in some cases, catastrophic declines in the equity capitalization of companies and unusual failures of financial institutions.  Additionally, financial systems throughout the world are undergoing severe structural changes with banks much less willing to lend substantial amounts to other banks and borrowers.  This extraordinary level of illiquidity has caused a significant decline in available credit from financial institutions and other lenders and the unprecedented declines in the market values of United States and foreign stock exchanges has led to significantly higher cost of debt and equity capital.

The United States and foreign governments have taken extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the consumer driven economy.  These extraordinary actions, including the merger of large financial institutions and significant investment in and control by government bodies, has so far resulted in limited or no relief to the credit markets, and there is no assurance that their actions will ultimately be successful.  The resulting and ongoing lack of available credit, lack of lending between financial institutions and other key lending sources (such as life insurance companies and pension funds), lack of lending to borrowers and further failures and consolidation of financial institutions could materially and adversely affect our tenants, key vendors and contractors, our ability to execute our development, acquisition and other business plans and our ability to meet our current liquidity needs, and therefore operate as a going concern.

Our organizational documents contain no limitations on the amount of indebtedness we may incur.

Our certificate of incorporation and bylaws do not limit the amount of indebtedness that we or our operating partnership may incur. In addition, we do not have a policy limiting the amount of debt that we may incur.  Our management and Board of Directors have discretion to increase the amount of our outstanding debt at any time without approval by our stockholders. If we incur additional indebtedness, we may experience increased difficulty in obtaining additional financing based on our current portfolio, refinancing existing debt on favorable terms or at all or repaying our outstanding indebtedness.  The terms of any credit facility we may obtain in the future, or the terms of any indebtedness we are able to refinance or extend, may require us to maintain certain leverage ratios that may limit the amount of indebtedness that we may incur or may contain covenants that limit our business and operational flexibility. Failure to obtain additional financing could impede our ability to grow and develop our business.

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

There will be a significant amount of time before we can develop our residential projects and offer units available for sale or rent. The market rental value of a unit in a proposed residential project can vary significantly during this time due to changing market conditions. Prices of residential units and sales and rental activities in the Los Angeles market will have a large impact on our profitability because we conduct substantially all of our business in this market. These prices or rents could decline from time to time for market-specific reasons, including adverse economic conditions due to, among other things, the failure or decline of key industries and employers affecting the local, regional or national economies. If market conditions were to deteriorate, we may need to sell or rent residential units at lower prices or rates than we anticipate, or attempt to convert any for-sale units to for-rent units, and may not be able to develop or complete projects as proposed. We may also need to take write-downs of our unit inventories and land holdings if market values decline. The Los Angeles market continues to exhibit signs of decreasing consumer demand, and sales of new and existing homes have declined. If the prices of residential units or sales or rental activity decline in the key market in which we operate, our costs may not decline at all or at the same rate and, as a result, our business, results of operations and financial condition would be adversely affected

New developments, redevelopments and acquisitions may fail to perform as we expect.

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

Nineteen of our projects are proposed for redevelopment. Substantially all may require city and other governmental authorities to approve or change land use entitlements, environmental certifications pursuant to the California Environmental Quality Act and other permits to allow our projects to proceed. Land use laws are complex and the approval process is subject to delays, the discretion of individual governmental bodies and the political process. There is no guarantee that land use entitlements and other approvals needed for our projects to proceed will ultimately be approved. If we fail to obtain any required land use approvals or entitlements, it would harm our ability to complete certain redevelopment projects.

We may be unable to renew leases or find other lessees, and a majority of our portfolio’s annualized base rents are set to expire before the end of 2009.

We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. As of December 31, 2008, leases representing approximately 37.9% of the square footage of our owned projects are month-to-month leases, and an additional approximately 45.8% of the square footage of our owned projects was available for lease (including space available for lease at rental and development projects). In addition, leases constituting a substantial portion of the annualized base rent from our owned projects are scheduled to expire before the end of 2009. Leases scheduled to expire before the end of 2009 and existing month-to-month leases, when taken together, constitute approximately 76.7% of our owned portfolio’s annualized base rent, or approximately $17.5 million out of $22.8 million. If we are unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the then current rates, our business would be materially and adversely affected. Additionally, we may incur significant costs to renew expiring leases or lease vacant space. Any of these factors could cause a decline in our lease revenues, which would harm our profitability. The lease for our largest tenant, American Apparel, expired on December 31, 2008 and they are now considered a month-to-month tenant.  As of March 13, 2009, American Apparel is a rent paying tenant based on the terms of the expired lease and we are currently in the process of negotiating a new lease with this tenant.  There are no assurances that we will be successful in procuring a new lease with American Apparel.

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

We have historically acquired real estate that may be subject to existing liabilities, some of which may be unknown at the time we acquired the property. Unknown liabilities might include liabilities for cleanup or remediation of environmental conditions, claims of tenants, vendors or other persons dealing with the entities prior to our acquisition of the properties (that had not been asserted or threatened prior to these acquisitions), tax liabilities and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. Our recourse with respect to such liabilities will be limited. The assumption of existing liabilities in connection with the acquisition of our properties could have a material adverse affect on our operations and our ability to develop or redevelop such properties.

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

Our Company and Management

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
Our Chairman and Chief Executive Officer, Richard Meruelo, has pledged his shares of our common stock as collateral for a loan, the proceeds of which were utilized by Mr. Meruelo to purchase 3,000,000 shares of our common stock in our initial public offering at the public offering price.  Upon the occurrence of an event of default, the lenders would be entitled to declare the loan immediately due and payable and enforce on the collateral.  Mr. Meruelo informed us that he previously reduced the principal balance of the loan from the proceeds of the sale of personal real estate that is not a company-owned asset, but that the loan has matured, and the lender has declared a default for nonpayment of the remaining outstanding balance of the loan.  Accordingly, the lender may elect to accelerate the loan and enforce on the pledged shares, thereby transferring a controlling voting interest in our company to another party or substantially depress our stock price as a result of sales of the pledged shares.   See “—Risks Related to Our Organization and Structure—Messrs. Meruelo and Maddux have a controlling vote in certain matters as a result of their ownership interest in us.” A copy of Mr. Meruelo’s loan agreement is available publicly as an exhibit to a Schedule 13D Mr. Meruleo has filed with the SEC.

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

Messrs. Meruelo and Maddux received shares of our common stock in our formation transactions, acquired additional shares in our IPO, and were issued a portion of the shares that we had a contingent obligation to issue, that collectively constitute a majority of our voting stock. Mr. Meruelo by himself indirectly holds 45.3% of our voting stock (As noted above under “—Our Company and Management—Our Chairman and Chief Executive Officer, Richard Meruelo, has pledged his shares of our common stock as collateral for a loan,” Mr. Meruelo’s loan is in default.  The lender may elect to enforce on the pledged shares and sell the shares to a buyer, which buyer would then hold and be able to vote such shares.).  Messrs. Meruelo and Maddux may have interests that differ from those of our public stockholders and may accordingly vote as stockholders in ways that may not be consistent with the interests of our public stockholders. This voting control over certain matters, including decisions relating to the election of our Board of Directors, may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

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

A change in control may affect our ability to use our net operating loss carryforwards.

If we have a change in control, as defined in Section 382 of the Code, our ability to use our net operating loss carryforwards to offset future cash taxes may be reduced or eliminated. The significant stock activity we have recently experienced, the possibility of our issuing additional equity (including in exchange for outstanding indebtedness) to address our liquidity needs and the fact that Mr. Meruelo has pledged his shares of stock in our company as collateral for a loan that is now in default all increase the risk of this provision affecting us in the future.

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

As of March 13, 2009, we own an estimated 99.6% interest in the operating partnership, which may, in connection with our acquisition of additional properties or otherwise, issue additional common units of limited partnership interest. Such issuances would reduce our ownership in our operating partnership. Our stockholders will not directly own common units of limited partnership interest of the operating partnership and do not have any voting rights with respect to any such issuances or other partnership level activities of the operating partnership.

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

Real estate investments are relatively illiquid. Therefore, we are limited in our ability to reconfigure our real estate portfolio in response to economic changes, including our current liquidity crisis.  Our ability to sell these projects and the prices we receive on their sale will be affected by the number of potential buyers, the number of competing properties on the market and other national and local economic and market conditions, as well as whether the project is leased and if it is leased, the terms of the lease. Our ability to sell these projects may also depend on changes in interest rates and in the availability, cost and terms of debt financing as well as ongoing need for capital improvements, particularly in older buildings.  In addition, the current state of the equity and debt capital markets may force us to extend sales and leasing revenue from our properties from earlier periods to subsequent periods thereby not eliminating our negative cash flow as quickly as we anticipate.  Finally, our current financial difficulties may encourage potential purchasers to offer less attractive terms for our properties.  As a result, we may be unable to sell our projects for an extended period of time without incurring a loss.  We may be required to expend funds to correct defects or make improvements before a project can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements and as a result our ability to sell the property could be limited.

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

We consummated our IPO in January 2007.  Since that time, the market price of and trading volume in our common stock has fluctuated and caused significant price variations to occur. These price variations may continue and the price of our common stock may continue to fall.  If the market price of our common stock declines, you may be unable to resell your shares at or above your purchase price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or payment of dividends, or the lack thereof;

•	changes in estimates of our earnings;

•	general market and economic conditions;

•	redemptions of common units of our operating partnership;

•	adverse market reaction to any increased indebtedness that we may incur or any deterioration in our ability to obtain financing at all or on attractive terms;

•	future issuances of our common or preferred stock;

•	publication of research reports about us or the real estate industry;

•	additions or departures of key management personnel; or

•	changes in market valuations of similar companies.

The closing price for our common stock on the Nasdaq Global Market has recently remained below $1.00.  If the closing price of our common stock continues to remain below $1.00, our stock may be delisted from the National Global Market, which may reduce any liquidity in our stock and further depress its market price.

Future offerings of debt securities, which would rank senior to our common stock upon liquidation, and future offerings of equity securities (including any exchanges of equity for outstanding indebtedness), which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, senior or subordinated notes, convertible notes and series of preferred stock or common stock, and including issuing equity securities in exchange for our outstanding indebtedness. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Future sales of our common stock could have an adverse effect on our stock price.

As of March 13, 2009, there are approximately 88,076,987 shares of our common stock outstanding and 867,835 LTIP units in our operating partnership, which are exchangeable into shares of our common stock on a one-to-one basis, outstanding. We expect to issue an additional 20,000 LTIP units later in 2009. We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price of our common stock. Our directors and officers are able to sell an aggregate total of 45,216,287 shares of our common stock (excluding LTIP units), subject to restrictions imposed by federal securities laws and subject to vesting provisions applicable to 10,000 of those shares. Sales of substantial numbers of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock.  Mr. Meruelo has pledged substantially all of his shares of our common stock as collateral for a loan, and the loan is in default.  Accordingly, the lender may enforce on the collateral and sell substantial amounts of our common stock.  We may issue from time to time additional common stock or common units of our operating partnership convertible into common stock in connection with the acquisition of properties, and we may grant demand or piggyback registration rights in connection with these issuances.

Item 1B.                      Unresolved Staff Comments

On March 3, 2009, we received a comment letter from the Securities and Exchange Commission, which was in follow up to a response letter dated January 26, 2009 from the Company.  The comment to be addressed shortly in a response letter is as follows:

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

Financial Statements and Notes

Note 2 – Summary of Significant Accounting Policies

Share-Based Compensation, page F-11

1)
We read your response to comment four.  It is unclear whether the illiquidity discount and the discount due to the risk related to the book-up requirement account for the expected volatility and the risk-free interest rate, respectively.  Please advise or alternately confirm that volatility and risk free interest rate are not considered substantive characteristics of your LTIP units.  Refer to paragraphs A11 and A18 of SFAS 123R.

Additionally, we note your disclosure on page F-11 and in Note 12.  However, please confirm that in future filings you will include a clear explanation of the types of discounts taken and how they are necessary in assessing the value of your LTIP units, the specific discount rates and other assumptions used in your valuation model as required by paragraph 240(c) of SFAS 123R.

Item 2.	Properties

At December 31, 2008, we own 28 rental projects and 19 development projects (one of which was subject to an option that was terminated in the first quarter of 2009).  Most of the projects are located in or around the downtown area of Los Angeles, and all of the projects are in Southern California.

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

Our projects were generally purchased for the purpose of developing, redeveloping, renovating or repositioning them for what we consider to be a higher and better use to maximize the return on investment, to create Smart Growth and to provide the community with social benefits.  Our projects are in various stages of development. Some of our projects are presently, in our view, at their highest and best use and are currently operating as rental projects.  Other projects are currently operating as rental projects, but we have long-term redevelopment plans for those projects.  These rental projects are not at what we consider being their highest and best use and are classified according to their long-term use rather than the current type of temporary operations.  In addition, we have projects that are classified as development projects because they are currently under renovation, or construction will be commencing shortly.  Incidental revenue is earned at certain development projects where the construction period has not begun.

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

Rental Projects

Presented below is our rental project portfolio as of December 31, 2008.  Projects at what we consider to be their highest and best use are denoted with a footnote.

Rental Project	# of Projects	Net Rentable Square Feet	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

Commercial Projects
788 S Alameda (3)	1	33,984	75.0%	$1,017,195	$39.91
Washington Cold Storage (3)	1	59,000	100.0%	1,320,000	22.37
500 Mateo Street	1	12,938	100.0%	122,400	9.46
Meruelo Wall Street (3)	1	98,245	94.9%	1,924,044	20.63
Washington at Central	1	5,479	78.1%	52,284	12.22
Southern California Institute of Architects (3)	1	81,741	100.0%	1,212,000	14.83
Washington Produce Market (3)	1	31,876	79.3%	510,285	20.19
905 E 8th Street	1	28,200	40.4%	129,600	11.37
3rd and Omar Street	1	23,297	29.1%	117,360	17.31
1919 Vineburn Avenue	1	122,345	100.0%	506,520	4.14
1500 Griffith Avenue	1	50,058	100.0%	448,217	8.95
4th Street Center	1	14,472	53.2%	98,400	12.79
Seventh Street Produce Market (3)	1	122,120	60.1%	3,307,974	45.07
Alameda Square (3)	1	1,463,696	60.9%	3,613,212	4.05
620 Gladys Avenue	1	57,354	55.9%	332,182	10.37
1000 E Cesar Chavez	1	50,373	16.8%	58,200	6.86
306 North Avenue 21 (4)	1	80,712	56.9%	164,400	3.58
Crown Commerce Center (3)	1	301,491	93.9%	1,877,955	6.64
420 Boyd Street	1	47,806	61.8%	370,529	12.53
230 W Ave 26th	1	67,671	57.2%	287,412	7.42
5707 S Alameda	1	55,729	55.7%	109,977	3.55
Santa Fe Plaza	1	16,000	0.0%	-	-
Barstow Produce Center	1	261,750	1.9%	24,000	4.80
1211 E Washington Blvd	1	108,000	84.5%	447,072	4.90
Total Commercial Projects	24	3,194,337	63.6%	18,051,218	8.89

Residential Projects
American Apartments (3)	1	13,550	97.8%	314,377	23.73
Union Lofts (3)	1	81,609	35.4%	854,918	29.62
Southpark Tower - Phase 2 - J Restaurant	See Note(5)	11,829	100.0%	425,844	37.08
Center Village	1	176,628	100.0%	343,200	4.32
Pomona West	1	242,042	0.0%	-	-
Total Residential Projects	4	525,658	43.9%	2,371,359	10.28
Total Rental Project Portfolio	28	3,719,995	60.8%	$20,422,577	$9.03

(1)	Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2008.
(2)	Annualized rent per rentable square foot (“RSF”) represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
(3)	Project is at what we consider its highest and best use.
(4)	This parcel is part of a larger project that will be redeveloped as part of the 2131 Humboldt project discussed in the "Development Pipeline."
(5)	This parcel is part of a larger project that will be redeveloped as part of the Southpark Tower project discussed in the "Development Pipeline."

Development Projects

Presented below is our development pipeline as of December 31, 2008.  In addition, annualized incidental revenue is disclosed for certain projects as construction has not yet commenced at these sites.  Development projects are classified by their intended use (residential or commercial) after construction is complete.
Development Project	# of Projects	Annualized Incidental Revenue per Year

Residential Projects
Southpark Towers	1	$342,000
Desmond Building	1	196,000
Sky Arc	1	157,000
Olive Street Towers	1	204,000
Transamerica Lofts	1	60,000
717 W 9th Street	1	36,000
Chinatown Towers	1	-
Total Residential Projects	7	995,000

Suspended Construction Projects (1)
Ullman Tower One	1	365,000
Ullman Tower Two	1	180,000
2131 Humboldt Street	See Note (2)	144,000
Meruelo Baldwin Park	1	55,000
Pomona East	1	-
1828 Oak Street (3)	1	-
Camfield Retail Center	1	-
Ceres Street Produce Center	1	-
Vignes Village	1	-
San Fernando Court	1	-
Musica Latina Building	1	-
Citrus Gardens	1	-
Covina Gardens	1	-
Total Suspended Construction Projects	12	744,000
Total Development Pipeline	19	$1,739,000

(1)
Because of the difficulty of obtaining construction financing and to preserve cash flow in this challenging economic environment, we suspended development of these projects on October 1, 2008. We likewise stopped capitalizing costs as of this date.  We have continued to group these assets as real estate held for development on the balance sheet.  On the statement of operations, we group incidental revenue as either rental revenue or other income. We also grouped expenses such as interest costs, property taxes and in-house development costs as interest expense, operating expenses or general and administrative expenses on the statement of operations.  We will continue to expense our costs until we renew our efforts to develop these projects.

(2)          Project is currently considered a portion of the 306 N. Avenue 21 project and is counted as a rental project.
(3)	We have an option to purchase this project. This option was terminated in the first quarter of 2009.

Tenants

The following table sets forth information regarding the 10 largest tenants in our portfolio of owned projects based on annualized base rent paid or payable as of December 31, 2008. Our largest tenant, American Apparel, became a month-to-month tenant upon the lease expiration date of December 31, 2008.  As of March 13, 2009, American Apparel is a rent paying tenant based on the terms of the expired lease and we are currently in the process of negotiating a new lease with this tenant.  There are no assurances that we will be successful in securing this new lease.

Top Ten Tenants in Our Portfolio of Owned Projects

Tenant	Number of Projects	Total Leased Square Feet(1)	Percentage of Our Portfolio’s Total Rentable Square Feet(1)	Annualized Base Rent(2) (3)	Percentage of Our Portfolio’s Annualized Base Rent (3)
American Apparel	1	788,273	18.4%	$3,077,652	13.5%
Prestige Parking	7	See Note (4)	0.0%	1,488,000	6.5%
Southern California Institute of Architecture	1	81,741	1.9%	1,369,356	6.0%
Aztlan Cold Storage(5)	1	59,000	1.4%	1,320,000	5.8%
The Outdoor Recreation Group	1	122,345	2.9%	506,521	2.2%
AJSE/Santa Fe Fishing Inc	1	87,404	2.0%	498,000	2.2%
J Lounge Restaurant.	1	11,829	0.3%	438,624	1.9%
MXF Designs, Inc	1	55,585	1.3%	424,380	1.9%
United Pacific Studios………...	1	66,135	1.5%	420,240	1.8%
Woodland Poultry Operations, Inc.	2	24,694	0.6%	343,200	1.5%

Total		1,297,006	30.3%	$9,885,973	43.4%

(1)
Based on total square footage of 4,279,363, which is the total square footage of space leased or available or offered for lease at both rental and development projects and excludes substantial portions of square footage in the projects that are not available or offered for lease because of redevelopment or repositioning activities. Parking square footage is not included in the calculation.

(2)
Because annualized base rent is not derived from historical results that were accounted for in accordance with accounting principles generally accepted in the Unites States, historical results differ from the annualized amounts.

(3)	Annualized base rent includes parking revenue per tenant’s contracts. The portfolio’s total annualized base rent includes parking revenue for this table only.
(4)	Prestige Parking leases parking lots at seven projects totaling approximately 285,000 square feet of land.
(5)	Tenant has a new lease effective as of January 1, 2009 at reduced rental rates.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2008 for each of the 10 calendar years beginning January 1, 2009 at the projects we own and are currently leasing space at, regardless of the project classification between rental and development. The information set forth in the table assumes that tenants exercise no renewal options or early termination rights.

Year of Lease Termination	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Total Rentable Square Feet(1)	Annualized Base Rent of Expiring Leases(2)	Percentage of Portfolio Annualized Base Rent
Month to Month	303	1,620,285	37.9%	$15,636,801	68.6%
2009	31	233,515	5.5%	1,848,642	8.1%
2010	23	229,781	5.4%	2,490,769	10.9%
2011	4	154,278	3.6%	1,151,604	5.1%
2012	1	24,694	0.5%	343,200	1.5%
2013	1	59,000	1.3%	1,320,000	5.8%
Thereafter	0	-	-	-	-

Total	363	2,321,553	54.2%	$22,791,016	100.0%

(1)
Based on total square footage of 4,279,363, which is the total square footage of space leased or available or offered for lease at both rental and development projects and excludes substantial portions of square footage in the projects that are not available or offered for lease because of redevelopment or repositioning activities.  Parking square footage is not included in the calculation.

(2)
Based on annualized base rent paid or payable as of December 31, 2008. Because annualized base rent is not derived from historical results that were accounted for in accordance with U.S. generally accepted accounting principles, historical results differ from the annualized amounts.  Annualized base rent does not include parking income.

Item 3.                                Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings, including those identified below, none of which we currently believe are material. We intend to vigorously seek enforcement of our rights and defend ourselves in each of these matters.

With respect to our specific performance action related to Overland Terminal, the judgment of specific performance we obtained in our favor at the trial court level was affirmed on appeal and became final, and we acquired the property on September 3, 2008 pursuant to the judgment.  As a result, this action has been finally and fully concluded.  The project subsequently has been sold to a third party.

    With respect to our specific performance action related to 9901 Alameda, we exercised our rights under the judgment in our favor to purchase the property and thereafter sold the property as contemplated, which sale closed on March 31, 2008.  All rights of appeal were waived by both parties in the specific performance action, and this matter has therefore been finally and fully concluded.

    With respect to our Pomona East project, our secured lender has commenced a nonjudicial foreclosure proceeding by filing, on February 17, 2009, a notice of default and election to sell in the real property records.

    With respect to our 788 S. Alameda project, our secured lender has commenced a judicial foreclosure proceeding by filing an action on March 4, 2009 in the Superior Court of the County of Los Angeles, and has additionally requested the appointment of a receiver for this project.  A hearing regarding the appointment of receiver is scheduled for March 30, 2009.

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

Item 4.                                Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.                                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed and is traded on the Nasdaq Global Market under the symbol “MMPI” since January 26, 2007.  The following table presents the high and low sales prices for our common stock as reported by the Nasdaq Global Market for the period from January 26, 2007 to December 31, 2008.

	High	Low
Period from January 26, 2007 to March 31, 2007	$10.90	$7.55
Quarter Ended June 30, 2007	8.83	7.11
Quarter Ended September 30, 2007	8.29	4.59
Quarter Ended December 31, 2007	6.70	3.14
Quarter Ended March 31, 2008	5.80	2.31
Quarter Ended June 30, 2008	3.28	1.60
Quarter Ended September 30, 2008	2.62	0.85
Quarter Ended December 31, 2008	1.30	0.33

The per-share closing price for our common stock, as reported by the Nasdaq Global Market on March 12, 2009, was $0.08.

Holders of Our Common Stock

As of March 13, 2009, there were approximately 691 record holders of our common stock, including shares held in “street name” by nominees who are record holders, but excluding employees that received stock awards under our 2007 Equity Incentive Plan.

Dividends

We did not pay any cash dividends during the years ended December 31, 2007 and December 31, 2008 and do not anticipate paying any in the foreseeable future.

Recent Sales of Unregistered Securities

  On December 31, 2008, pursuant to obligations we entered into in connection with our IPO and formation transactions, and in consideration of services rendered or to be rendered to the operating partnership, our operating partnership issued 20,000 LTIP units to certain of our executive officers.

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

Performance Graph

The following graph compares the cumulative total shareholder return on the Common Stock of Meruelo Maddux Properties, Inc. from January 26, 2007 (the date upon which our Common Stock began publicly trading) through December 31, 2008 with the cumulative total return on the NASDAQ Composite index and an appropriate “peer group” index, the Dow Jones Wilshire Real Estate Holding & Development Index (assuming the investment of $100 in our Common Stock and in each of the indexes on January 26, 2007).

The actual returns displayed in the graph above are as follows:

	1/26/07	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08

Meruelo Maddux Properties	100.00	82.55	76.98	55.75	37.74	23.96	20.57	11.51	11.70
NASDAQ Composite	100.00	100.45	107.54	112.06	109.18	93.83	94.79	84.12	63.61
DJ Wilshire Real Estate Holding & Development	100.00	103.28	100.71	86.88	72.08	70.34	60.51	53.85	28.67

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

The following consolidated financial and other data for the year ended December 31, 2008 consists of information about our company.  The following summary combined financial and other data for the year ended December 31, 2007 consists of information about our predecessor business for the period from January 1, 2007 to January 29, 2007 and about our company for the period from January 30, 2007 to December 31, 2007.  The following summary combined financial and other data for the years ended December 31, 2006, 2005 and 2004 reflect the historical financial data of our predecessor business, which was not a legal entity but a combination of multiple limited liability companies and corporations previously owned by two affiliates of Mr. Meruelo and one affiliate of Mr. Maddux. The data for the years ended December 31, 2008, 2007 and 2006 has been derived from audited financial statements contained elsewhere in this report. The data for the years ended December 31, 2005 and 2004 has been derived from audited financial statements not contained in this report. The audited historical combined financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of such dates and for such periods under U.S. generally accepted accounting principles.

The following financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial and Other Data
(in thousands)

	The Company		The Predecessor
	Year ended December 31, 2008	Period from January 30, 2007 to December 31, 2007	Period from January 1, 2007 to January 29, 2007	Year ended December 31,
				2006	2005	2004
Revenue:
Rental income	$22,709	$19,617	$1,922	$22,327	$16,526	$11,836
Management fees	285	260	12	285	602	142
Interest income	839	2,824	205	3,614	2,942	–
Other income	351	493	28	751	794	628
Total Revenues	24,184	23,194	2,167	26,977	20,864	12,606
Expenses:
Rental expenses	15,291	12,097	992	10,097	7,673	5,089
Interest expense	11,445	8,630	2,134	25,015	16,492	6,188
Depreciation and amortization	7,091	5,390	363	3,960	2,502	1,987
Impairment loss on real estate assets	142,295	–	–	–	–	–
General and administrative	9,524	8,991	628	6,045	4,222	1,934
Total Expenses	185,646	35,108	4,117	45,117	30,889	15,198
Loss from continuing operations before minority interests and income taxes	(161,462)	(11,914)	(1,950)	(18,140)	(10,025)	(2,592)
Minority interests	(843)	–	–	–	–	–
Benefit for income taxes	51,933	–	–	–	–	–
Loss from continuing operations	(110,372)	(11,914)	(1,950)	(18,140)	(10,025)	(2,592)
Income (loss) from discontinued operations	163	45	(54)	(252)	–	–
Gain on sale of real estate	14,189	–	–	1,329	–	3,183
Net income (loss) from discontinued operations	14,352	45	(54)	1,077	–	3,183
Net (loss) income	$(96,020)	$(11,869)	$(2,004)	$(17,063)	$(10,025)	$591

Selected Consolidated Financial and Other Data
 (in thousands)

	The Company		The Predecessor
	Year ended December 31, 2008	Period from January 30, 2007 to December 31, 2007	Period from January 1, 2007 to January 29, 2007	Year ended December 31,
				2006	2005	2004
Balance Sheet Data (at period end):
Investments in real estate	$645,755	$767,885	N/A	$494,809	$407,649	$122,190
Total assets	681,769	784,180	N/A	508,057	427,352	125,810
CalPERS and mortgages notes	328,229	307,394	N/A	492,643	431,141	109,406
Total liabilities	342,022	365,125	N/A	553,114	449,733	119,207
Owners' equity (deficit)	339,244	419,055	N/A	(45,057)	(22,381)	6,603
Total liabilities and stockholders' / owners equity	681,769	784,180	N/A	508,057	427,352	125,810

Other Data:
EBITDA (1)	24,561	3,708	575	12,252	8,969	8,766
Cash flows from (used in) :
Operating activities	(8,216)	(7,210)	226	(15,852)	(17,169)	(1,899)
Investing activities	(26,240)	(217,015)	(3,171)	(62,261)	(276,182)	(56,110)
Financing activities	35,886	226,268	1,551	70,999	301,853	58,815

Reconciliation of EBITDA to Net (Loss) Income:
Net (loss) income	$(96,020)	$(11,869)	$(2,004)	$(17,063)	$(10,025)	$591
Plus:
Interest expense	12,206	9,513	2,205	25,333	16,492	6,188
Depreciation and amortization	7,568	6,064	374	3,982	2,502	1,987
Net tax benefit	(42,331)	-	-	-	-	-
Minority interests	843	-	-	-	-	-
Impairment on real estate assets	142,295	-	-	-	-	-
EBITDA	$24,561	$3,708	$575	$12,252	$8,969	$8,766

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

Overview and Background

We are a self-managed, full-service real estate company that develops, redevelops and owns commercial and residential properties located in downtown Los Angeles and other densely populated urban areas in California that are undergoing demographic or economic changes. As of December 31, 2008, we own 46 projects and lease with right to purchase one project.  We terminated the lease and the option to purchase this project during the first quarter of 2009.

We were formed to succeed certain operations of the Meruelo Maddux predecessor, which was not a legal entity but rather a combination of entities and operations whose owners were Richard Meruelo, Maria Meruelo and John Charles Maddux and were collectively doing business as Meruelo Maddux, an owner, developer and acquirer of industrial, commercial and residential properties.  We were incorporated in Delaware on July 5, 2006 in anticipation of our initial public offering of common stock (our “IPO”), which was consummated on January 30, 2007 concurrently with the consummation of various formation transactions.   The formation transactions and IPO were designed to (i) allow us to acquire and continue the operations of our predecessor business, (ii) pay down existing mortgage debt, (iii) payoff a mezzanine loan facility from the State of California Public Employees’ Retirement System, or CalPERS, (iv) provide capital for future acquisitions, (v) fund future development costs, and (vi) establish a capital reserve for general corporate purposes. Prior to the formation transactions our company (which was formed for the purposes of our IPO and is not the predecessor) did not have any meaningful operating activity.  Accordingly, as a result of the formation transactions, our consolidated financial statements are not comparable to the combined financial statements of the predecessor.

We commenced substantial operations upon completion of our IPO and sold to the public 40,000,000 shares of our common stock at $10.00 per share. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock at $10.00 per share. Including the shares issued in the over-allotment option, we raised approximately $425.7 million in proceeds in our IPO, after the underwriting discount but before expenses related to the IPO. Our company’s operations are predominantly carried on through, and its assets are owned through, Meruelo Maddux Properties, L.P., which we refer to as our operating partnership. As of December 31, 2008, we held a 99.6% interest in our operating partnership.  The 0.4% of minority interests consists of 347,835 LTIP units that have achieved parity with common units in our operating partnership. The interest will become 99.0% if 520,000 additional LTIP units achieve parity.  We are also the sole general partner of our operating partnership.  We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).   As of December 31, 2008, we had 88,076,987 shares of common stock outstanding.

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

We experience significant, recurring cash shortfalls from (i) operating activities, (ii) recurring investment activities such as carrying costs for interest payments, real estate taxes and unfunded development expenditures and (iii) capital expenditures on existing rental properties.  Moreover, the current economic recession and associated disruption in the debt and equity capital markets have been extremely challenging for us and have made it difficult for us to refinance our maturing indebtedness or to generate liquidity by selling assets. As of December 31, 2008, we had $4.5 million in unrestricted cash.

We lack the necessary cash flow or liquidity to continue making required monthly payments on our loans or to repay our maturing loans.  We have stopped making interest and principal payments on, and may be declared in default under, 26 of our 30 loans totaling $266.0 million.  We continue to make interest payments on our construction loan at 717 W. Ninth Street and on other three other loans that have interest reserves.  In addition, on December 15, 2008, we did not make a $4.0 million principal repayment on a $17.0 million land loan. The lender subsequently agreed to defer the principal repayment.  On March 15, 2009, we will owe another $5.0 million in principal on this land loan.  Additionally, we have not paid or been able to extend or refinance three other loans totaling $86.9 million that matured on February 28, 2009 and March 1, 2009.

We are currently seeking loan workout agreements with four depository lenders on loans that total $177.8 million.  We are unsure as to what results will be derived from such efforts and are exploring various restructuring options with our professional advisors.

Additionally, we received a “going concern” opinion from our independent auditors with respect to our financials included this report.  There may be substantial doubt about our ability to continue as a going concern because of cash shortfalls from rental and development operations, a need for loan restructurings and the related difficulties in obtaining loan extensions and the timing and magnitude of non-core asset sales.

In addition to seeking loan workouts we have reduced our employee base and have suspended all substantial development efforts, except for the funded development activity at our 717 W. Ninth St. project.   We are also examining all feasible strategic alternatives.  Potential strategic alternatives include a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy code.  It is also possible that an involuntary petition for bankruptcy may be filed against us.

As of December 31, 2008, we have 99.6% ownership interests in each of the entities (which have ownership, leasehold or acquisition rights in respect of the projects indicated in parentheses) as summarized below.

Rental Properties:

•	788 South Alameda, LLC (788 S. Alameda)

•	Merco Group — 3185 E. Washington Boulevard, LLC (Washington Cold Storage)

•	Meruelo Maddux — 500 Mateo Street, LLC (500 Mateo Street)

•	Alameda Produce Market, Inc. (Alameda Square & Seventh Street Produce Market)

•	Meruelo Wall Street, LLC (Meruelo Wall Street)

•	Merco Group — 620 Gladys Avenue, LLC (620 Gladys Avenue)

•	Meruelo Maddux Properties — 1919 Vineburn Street, LLC (1919 Vineburn Avenue)

•	Merco Group — 1500 Griffith Avenue, LLC (1500 Griffith Avenue)

•	Santa Fe Commerce Center, Inc. (Crown Commerce Center)

•	905 8th Street, LLC (905 E. 8th Street)

•	Merco Group — 1211 E. Washington Boulevard, LLC (1211 E. Washington Blvd. & Washington at Central Retail)

•	Meruelo Maddux — 3rd & Omar Street, LLC (3rd & Omar Street)

•	Merco Group, LLC (Sky Arc—Development Project and Southern California Institute of Architects—Operating Project)

•	Santa Fe & Washington Market, Inc. (American Apartments)

•	Merco Group — 2001-2021 West Mission Boulevard, LLC (Pomona East and Pomona West)

•	Meruelo Farms, LLC (Center Village)

•	Meruelo Maddux Properties — 306-330 N. Avenue 21, LLC (2131 Humboldt Street)

•	Merco Group — 5707 S. Alameda, LLC (5707 S. Alameda)

•	Meruelo Maddux — 1000 E. Cesar Chavez, LLC (1000 E. Cesar Chavez)

•	Merco Group — Little J, LLC (TransAmerica Lofts – Operating Project and Southpark Towers – Development Project)

•	Meruelo Maddux — 420 Boyd Street, LLC (420 Boyd Street)

•	Meruelo Maddux — 230 W. Avenue 26, LLC (230 W. Ave. 26th)

•	2640 Washington Boulevard, LLC (Washington Produce Market)

•	Meruelo Maddux — 2415 E. Washington Blvd., LLC (Crown Commerce Center)

•	Merco Group — 2529 Santa Fe Avenue, LLC (Santa Fe Plaza)

•	Meruelo Maddux Properties — 2951 Lenwood Road, LLC (Barstow Produce Center)

•	Meruelo Maddux Properties — 760 S. Hill Street, LLC (The Union Lofts)

Real Estate Held for Development:

•	Meruelo Maddux — 555 Central Avenue, LLC (American Fish)

•	Meruelo Maddux Properties — 2131 Humboldt Street, LLC (2131 Humboldt Street)

•	Merco Group — Ceres Street Produce, LLC (Ceres Street Produce Market)

•	Merco Group — 1225 E. Washington Boulevard, LLC (Crown Commerce Center)

•	1828 Oak Street, LLC (1828 Oak Street)

•	Merco Group — 4th Street Center, LLC (4th Street Center)

•	Merco Group — 425 West 11th Street, LLC (Desmond Building)

•	Merco Group — 1308 S. Orchard, LLC (Musica Latina Building)

•	Merco Group — 801 E. 7th Street, LLC (801 E. 7th Street)

•	Merco Group — 2035 Camfield Avenue, LLC (Camfield Retail Center and Gold’s Gym & Storage)

•	Merco Group — 2040 Camfield Avenue, LLC (Camfield Retail Center and Gold’s Gym & Storage)

•	Meruelo Maddux — 845 S. Flower Street, LLC (717 W. Ninth Street)

•	Meruelo Maddux — 915-949 S. Hill Street, LLC (Ullman Tower One)

•	Meruelo Maddux — 817-825 S. Hill Street, LLC (Ullman Tower Two)

•	Merco Group — Southpark, LLC (Southpark Towers, TransAmerica Lofts & Olive Street Towers)

•	Meruelo Maddux — 336 W. 11th Street, LLC (Southpark Towers)

•	Meruelo Chinatown, LLC (Meruelo Chinatown Village)

•	Meruelo Baldwin Park, LLC (Meruelo Baldwin Park)

•	Meruelo Maddux Properties — 1060 N. Vignes, LLC (Vignes Village)

•	Meruelo Maddux Properties — 1009 North Citrus Avenue, Covina, LLC (Citrus Gardens)

•	Merco Group — 146 E. Front Street, LLC (Covina Gardens)

•	Meruelo Maddux Properties — 12385 San Fernando Road, LLC (San Fernando Court)

Other Entities:

•	Meruelo Maddux Construction, Inc.

•	Meruelo Maddux California Future Fund, LLC

•	MMP Ventures, LLC

•	Meruelo Maddux Properties, LP

•	Meruelo Maddux Management, LLC

•	Alameda North Parking, LLC

•	Funes Architecture, LLC

•	Santa Fe Commerce Center, Inc.

Significant Financing Transactions

The State of California Public Employee’s Retirement System, or CalPERS, had been a substantial investor in our predecessor business. In February 2005, CalPERS had provided our predecessor business with capital in the form of a revolving credit facility in the principal amount of approximately $150.0 million. We used a portion of the net proceeds of our IPO to pay all amounts outstanding under the CalPERS facility, including $34.2 million in accrued interest, and terminated the facility. We further reduced interest expense by repaying approximately $109.9 million of net principal mortgage debt secured by our projects.

During the year ended December 31, 2008, we entered into an $84.0 million construction loan facility with an affiliate of Canyon Capital Realty Advisors LLC located in Los Angeles, California to provide for the completion of the construction of our class A, high-rise apartment project located at 717 W. Ninth Street.  This flexible or bridge construction loan is for an initial 18-month term with five extension options of six months each for a total possible term of 48 months.  The interest rate of this loan is fixed at 12.0% per annum through final maturity.  The commitment fee was 1.5% of the total loan amount for the initial 18-month term.  Extension fees are 0.5% of the commitment for the first three extensions, 1.0% for the fourth extension and 1.5% for the fifth extension.  The loan may be repaid in full at anytime within the initial term for a prepayment penalty that provides for the lender to earn a minimum of 12 months of interest on the loan funds advanced.  After the initial term, the loan may be repaid in full with no prepayment penalty.

Revenue Base

As of December 31, 2008 and 2007, we had 28 and 27 projects, respectively, that were classified as rental properties. We receive revenue primarily from rental income (including tenant reimbursements) from commercial and industrial properties, which is included as rental income in the financial statements of our company and our predecessor business. We also generate a small amount of management fee revenue by providing property management, leasing and development services to properties that are owned by affiliates. However, our business plan is distinctive in that we focus on urban infill development and on finding different, more profitable uses for existing urban properties. Such properties may have substantial vacancies or unstable occupancies or require major renovation for a new use. Because we are foremost a redeveloper and the large majority of our projects are not complete, we do not believe that the results of our current leasing operations are indicative of the inherent value of our existing portfolio.

Recent Developments

On January 28, 2009, we drew down the second tranche of $42.0 million of our 717 W 9th Street loan.  The loan balance is now $84.0 million.

Subsequent to year-end, we have resolved the two outstanding purchase obligations discussed earlier in this report.   On January 5, 2009, we terminated our lease and option rights at our American Fish project in exchange for a portion of the sales proceeds.  As of February 17, 2009, we have terminated the purchase obligation for 1828 Oak Street.

As previously mentioned, we may be in default as we have not been able to extend or refinance any of the approximately $86.9 million in loans that matured in the first quarter of 2009 and we did not make a scheduled $5.0 million principal paydown due on a land loan in the first quarter of 2009.  We also recently stopped making our regular monthly interest and principal payments on 26 of our 30 loans.  As a result, two of our secured lenders have commenced foreclosure proceedings.  With respect to our Pomona East project, our secured lender has commenced a nonjudicial foreclosure proceeding by filing, on February 17, 2009, a notice of default and election to sell in the real property records.  With respect to our 788 S. Alameda project, our secured lender has commenced a judicial foreclosure proceeding by filing an action on March 4, 2009 in the Superior Court of the County of Los Angeles, and has additionally requested the appointment of a receiver for this project.  A hearing regarding the appointment of receiver is scheduled for March 30, 2009.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations of our company and our predecessor are based upon the consolidated and combined financial statements, and schedules which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Actual amounts may differ from those estimates and assumptions. We have provided a summary of our significant accounting policies in Note 3 to the consolidated and combined financial statements included elsewhere in this report. We have summarized below those accounting policies that require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of that date.

Real Estate Held for Development

Real estate held for development includes land and buildings (at cost) we intend to or have begun developing.   We start to capitalize costs to real estate held for development as we take steps required to prepare the property for its intended use. Project costs associated with the development and construction of a real estate project, including land, entitlement and building improvement costs, are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with the development are also capitalized in the period in which they are incurred. We reduce these capitalized costs for incidental revenue generated from tenant leases, parking income and movie shoots.  If we temporarily suspend development activities which we had previously commenced, we cease capitalizing costs.  We will continue to expense these costs until we renew our development activities.  Once the real estate project is completed and the project is ready for its intended use, the costs capitalized to construction in progress and the land and building costs associated with the completed project are transferred to rental properties on the consolidated balance sheet as the historical cost of the project.

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

Costs related to the acquisition and improvement of the rental properties are capitalized, while expenses for repairs and maintenance are charged to operations as incurred. In certain cases, certain expenses such as property taxes, utilities and repair and maintenance costs are chargeable to the tenants as provided in their lease agreements. Such reimbursements are recorded as rental income in the consolidated and combined statements of operations. Costs related to terminated deal costs are expensed when we cease due diligence and related acquisition efforts.

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

Lease termination fees are recorded when the related leases are canceled and our company has no continuing obligation to provide services to such former tenants. Lease termination fees are included in rental revenues and were not material for the years ended December 31, 2008, 2007 and 2006.

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

Evaluation of Asset Impairment

We evaluate a property for potential impairment when events or changes in circumstances indicate that the current book value of the property may not be recoverable pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In the event that these periodic assessments result in a determination that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. Estimates of expected future net cash flows are inherently uncertain and are based on assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. These estimates require us to make assumptions relating to, among other things, future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.  We recognized impairment on several rental and development projects due to the market value assessments of the fair value.  In addition, we recognized impairment on several development projects after carefully evaluating our options and making the strategic business decision to no longer pursue our purchase of these projects.  As such, we recognized impairments on purchase deposits (that may be subject to future recovery) and capitalized costs related to these projects.  As a result, we recognized $142.3 million of impairment losses on real estate during the year ended December 31, 2008.  No impairment was recognized during the years ended December 31, 2007 and 2006.

Factors That May Influence Future Results of Operations

The following is a summary of the more significant factors we believe may affect our results of operations. For a more detailed discussion, see the information under the caption “Risk Factors” elsewhere in this report.

Effect of Debt and Equity Capital Market Disruptions

Our primary objective is to maximize return on investment through development and redevelopment activities, and these activities require significant amounts of capital.  The current disruption in the debt and equity capital markets has made it more difficult for us to obtain debt financing.  It has also caused us to evaluate additional sources of capital and cash flow. This disruption has or may affect us in a number of ways, including by:

•
making it more difficult or impossible for us to obtain extension of loan maturities and/or new financing on attractive terms, resulting in lower loan-to-value ratios and loan-to-cost ratios, higher interest rates and generally less available debt capital and causing us to default on principal and interest payments;

•	causing us to consider various means to restructure our debt and to engage in other forms of corporate reorganization;

•	leading us to postpone the payments of property taxes and other payables and deferring capital expenditures;

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

•
moving sales and leasing revenue from our properties from earlier periods to later periods, thereby delaying the reduction of associated negative cash flows and as a result reducing our liquidity more than anticipated;

•
leading us to decide to sell certain assets that we believe have reached near-term maximum value or which are not central to our development or redevelopment plans, or which are otherwise in the best interests of the company to sell;

•	leading us to enter into joint venture agreements with respect to certain of our more capital intensive projects;

•	leading us to seek potentially dilutive debt or equity-linked capital available to public companies and

•
leading us to refocus certain previously anticipated longer-term development projects to produce more near-term income through leasing the project and thereby reducing capital outflows through the redevelopment process and increasing near-term cash flow.

Development and Redevelopment Activities

While we have suspended much of our development activities, if the economy and the debt and equity capital markets improve, we believe that our development and redevelopment activities present growth opportunities for us over the next several years. We continually evaluate the size, timing and scope of our development and redevelopment initiatives and, as necessary, sales activity to reflect the economic conditions and the real estate fundamentals that exist. However, development and redevelopment of our projects is highly speculative and subject to timing, budgeting and other risks, including cyclical over-building or over-investing within certain real estate submarkets and changing political situations that may interfere with our proposed uses of projects. In particular, we are subject to increases in the costs of materials (especially in the price of steel, lumber, dry wall, copper and concrete, which are significant components of construction costs) caused by changing market conditions, including increased global demand. We are also affected by changes in laws and regulations (including the land use entitlement processes), particularly in the City of Los Angeles, fiscal policies and zoning ordinances and the related costs of compliance with laws, their regulations and policies.  Increases in interest rates will increase our borrowing costs and our overall development or redevelopment costs for a project. In addition, customers may be unwilling or unable to purchase our for-sale residential units at times when mortgage-financing costs are high or as borrower credit quality declines.  Finally, changes in availability of capital will affect our ability to develop our projects, including timing and the type and extent of development. The occurrence of one or more of these events could adversely affect our financial condition, results of operations and cash flows.

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

The amount of rental income is also significantly impacted by our ability to attract and retain large tenants in our properties.  Our top 10 tenants comprise 43.4% of our annualized base rental revenues as of December 31, 2008.  In addition, our largest tenant is American Apparel, who leases 788,273 square feet of industrial space as of December 31, 2008. This lease represents 13.5% of our annualized base rental revenue for the year ended December 31, 2008 and expired on December 31, 2008. American Apparel, as of March 13, 2009, is a rent paying tenant based on the terms of the expired lease and we are currently in the process of negotiating a new lease with this tenant.  There are no assurances that we will be successful in securing this new lease.  No other tenant comprises more than 10.0% of our portfolio’s total rentable square feet or annualized base rental revenues.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets as well as the desirability of our individual properties. As of December 31, 2008, approximately 2.0 million square feet, or 45.8% of the square footage held for lease, of our portfolio of wholly-owned rental and development projects was available for lease. To allow for flexibility in our redevelopment strategy, we generally seek to execute month-to-month leases with tenants in our properties that have not yet been developed to what we consider to be their highest and best use. As of December 31, 2008, month-to-month leases represent approximately 68.6% of the annualized base rent of our portfolio of owned projects. The following table sets forth a summary schedule of lease expirations for leases in place at our owned projects as of December 31, 2008:

Year of Lease Termination	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Total Rentable Square Feet(1)	Annualized Base Rent of Expiring Leases(2)	Percentage of Portfolio Annualized Base Rent
Month to Month	303	1,620,285	37.9%	$15,636,801	68.6%
2009	31	233,515	5.5%	1,848,642	8.1%
2010	23	229,781	5.4%	2,490,769	10.9%
2011	4	154,278	3.6%	1,151,604	5.1%
2012	1	24,694	0.5%	343,200	1.5%
2013	1	59,000	1.3%	1,320,000	5.8%
Thereafter	0	-	-	-	-

Total	363	2,321,553	54.2%	$22,791,016	100.0%

(1)
Based on total square footage of 4,279,363 which is the total square footage of space leased or available or offered for lease at both rental and development projects and excludes substantial portions of square footage in the projects that are not available or offered for lease because of redevelopment or repositioning activities.  Parking square footage is not included in the calculation.

(2)
Based on annualized base rent paid or payable as of December 31, 2008. Because annualized base rent is not derived from historical results that were accounted for in accordance with U.S. generally accepted accounting principles, historical results differ from the annualized amounts.  Annualized base rent does not include parking income.

Results of Operations

Executive Summary

For the year ended December 31, 2008, we recorded a net loss of $96.0 million.  This result was derived in large part from the decision to take $117.4 million of non-cash impairment charges in the fourth quarter of 2008 against the net book values of certain properties, which is in addition to the $24.9 million of impairment charges taken during the first three quarters of the year. The decision to take these significant non-cash impairment charges in 2008 was to adjust the net book values to current estimated market valuations related to certain non-core assets that we are considering selling in 2009.  These non-cash impairments were offset by a corresponding $51.9 million in benefits for income taxes.

In addition, effective October 1, 2008, we suspended development activities at 13 development projects due to difficult market conditions including difficulty in obtaining construction financing and the need to preserve cash flow in this challenging economic environment. As a result of the suspension of development, we ceased capitalization of certain incidental revenues and carrying costs such as interest expense, real estate taxes and insurance.  As of October 1, 2008, these incidental revenues and expenses associated with carrying costs were expensed through the income statement.  The assets are still classified as real estate held for development even though these costs are no longer being capitalized.  The increases in the rental and interest expenses in 2008 over the previous year were due in large part to this change in accounting methodology.

In spite of a difficult market conditions in 2008, we managed to increase total annualized rents at December 31, 2008 over total annualized rents at December 31, 2007.  We had noteworthy rental increases at the Washington Produce Market, Crown Commerce Center and 230 W Ave 26th projects.  These gains were offset in part by rental income decreases at the 4th Street Center, 620 Gladys Avenue, Meruelo Wall Street, 905 E 8th Street and 5707 S Alameda projects. Rental income for the year ended December 31, 2008 totaled $22.7 million.

In the near term, we expect to incur net cash outflows of approximately $7.0 million per quarter, including carrying costs of our development projects excluding 717 W. Ninth Street, which has a construction loan in place sufficient to cover estimated future construction expenditures.

Balance Sheet Management

During 2008, we collected our affiliate note receivable and issued additional shares of common stock as we received $14.2 million in cash proceeds from the conclusion of the Taylor Yard matter.  We obtained the first tranche of $42.0 million of our $84.0 million construction loan for our 717 W. Ninth Street project.  The funding of this construction loan was the primary reason for the increases in our notes payable secured by real estate and in our restricted cash.  We also sold properties and retired the related mortgage debt which partially offset the increase in our notes payable secured by real estate. During 2008, rental properties decreased by $8.3 million from the sales of 2000 San Fernando Road and 1800 E. Washington Blvd. and asset impairment, partially offset by the reclassification of three development projects to rental properties.  Real estate held for development decreased by $113.8 million due to the reclassification of the three properties cited above and asset impairments, partially offset by continuing development at 717 W Ninth Street.  In 2008, our deferred tax liability decreased from $41.1 million to zero due to our pretax losses.

Overview of year-over-year comparisons

Year-over-year comparisons are challenging given the non-recurring nature of the use of our 2007 IPO proceeds for the acquisition of a majority of our projects and the one-time pay down of a substantial amount of debt.  In addition, during 2008 we completed and placed several development projects into service which has affected the comparability of rental income as well as rental expenses between the applicable periods. We also suspended development on 13 projects as of October 1, 2008. We stopped capitalizing costs on these projects as of this date and began expensing these costs. In 2008, we had asset impairments, gains on sale of real estate, benefit for income taxes and minority interests. In 2007, there were no corresponding impairments on real estate assets, gains on sale of assets, benefit for income taxes or minority interests.

The IPO significantly affected our results for 2007 (which included one month of our predecessor’s operations) as compared to 2008. On and after January 30, 2007, we used IPO proceeds to pay down existing mortgage debt and to pay off the CalPERS mezzanine loan facility incurred by our predecessor business. This has substantially reduced interest expense since this date as the prior period reflects a full month of interest on a substantially higher level of debt. We also used IPO proceeds to acquire eight properties, three of which are identified in this report as rental properties, and acquired four parcels attached to existing rental properties and placed them in service upon purchase.  These acquisitions resulted in increases in depreciation and amortization expense during 2008.  In addition, we had IPO proceeds invested in a money market account in 2007, but those proceeds have been used for various acquisitions and debt repayment; thus resulting in less interest income in the current year.

 In addition, we experienced several significant changes in our accounting as a result of our IPO that affect the comparability of our results. These changes include certain purchase accounting adjustments recorded under SFAS No. 141, Business Combinations, for the fair value of real estate, which affect depreciation and amortization expense. In addition, the adjustments increasing the fair value of the real estate subsequently increased our deferred income tax liabilities and paid in capital.

Acquisition and development activities

The comparability of our results of operations is significantly affected by our development and acquisition activities in 2008 and 2007.  At December 31, 2007, we owned interests in 27 rental projects and 28 projects held as real estate for development.  At December 31, 2008, we owned interests in 28 rental projects and 19 projects held as real estate for development (this count includes 1828 Oak Street, which we decided not to purchase in the first quarter of 2009).   Our rental project count changes are due to the transfer of four projects from development to the rental portfolio and the sale of our projects at 2000 San Fernando Road, Overland Terminal, and 1800 E. Washington Blvd., which were included at December 31, 2007.  Our development project count change is due to the four projects placed into service, our sale of 801 E 7th Street, our strategic business decision not to pursue the project acquisitions of 3000 E. Washington Blvd., Gold’s Gym, and Wall Street Market, and the consolidation of our project at 5500 Flotilla into Camfield Retail Center.  The results of our projects at 2000 San Fernando Road, Overland Terminal and 1800 E. Washington Blvd. for all periods presented are shown in discontinued operations in accordance with SFAS 144.

Between January 1, 2007 and December 31, 2008, we acquired or placed in service the following nine rental projects.

Projects	Acquisition or Conversion Date	Net Rentable Square Footage

Washington Produce Market (2640 Washington Blvd.)	March 7, 2007	31,876
230 W. Avenue 26th	April 1, 2007	67,671
2000 San Fernando Road	April 2, 2007	119,381
420 Boyd Street	June 27, 2007	47,806
4th Street Center	September 30, 2007	14,472
Union Lofts	July 1, 2008	81,609
Barstow Produce Center	July 1, 2008	261,750
Santa Fe Plaza	September 1, 2008	16,000
Overland Terminal	September 3, 2008	309,340
Total		949,905

In addition, between January 1, 2007 and December 31, 2008, we acquired or placed in service additional parcels attached to the following current rental projects.
Projects	Date of Addition	Additional Square Footage

Crown Commerce Center	January 26, 2007	18,500
905 E 8th Street	March 23, 2007	3,597
Center Village	March 27, 2007	66,135
620 Gladys Avenue	April 13, 2007	49,959
Total		138,191

In addition, during the year ended December 31, 2008, we sold the following rental projects ($ in thousands).
Projects	Date of Sale	Sales Price

2000 San Fernando Road (1)	August 15, 2008	$35,000
1800 E Washington Blvd	September 12, 2008	14,200
Overland Terminal	November 14, 2008	19,702
Total		$68,902

(1)
We originally sold this project during the quarter ended June 30, 2008 for $28.7 million.  We retained an option to resell this project to another buyer which we did during the third quarter 2008 and as a result, we received an additional $5.0 million in net proceeds.

Comparison of the year ended December 31, 2008 to year ended December 31, 2007

The following table reflects our consolidated and combined statements of operations for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2008	2007 (1)	Increase (Decrease)
Revenues:
Rental income	$22,709	$21,539	$1,170	5.4%
Management fees	285	272	13	4.8%
Interest income	839	3,029	(2,190)	-72.3%
Other income	351	521	(170)	-32.6%
Total revenues	24,184	25,361	(1,177)	-4.6%
Expenses:
Rental expenses	15,291	13,089	2,202	16.8%
Interest expense	11,445	10,764	681	6.3%
Depreciation and amortization	7,091	5,753	1,338	23.3%
Impairment on real estate assets	142,295	-	142,295	(2)
General and administrative	9,524	9,619	(95)	-1.0%
Total expenses	185,646	39,225	146,421	373.3%
Loss from continuing operations before minority interests and income taxes	(161,462)	(13,864)	(147,598)	-1,064.6%
Minority interests	(843)	-	(843)	(2)
Benefit for income taxes	51,933	-	51,933	(2)
Loss from continuing operations	(110,372)	(13,864)	(96,508)	-696.1%

Discontinued operations
Income (loss) from discontinued operations	163	(9)	172	(2)
Gain on sale of real estate	14,189	-	14,189	(2)
Income (loss) from discontinued operations	14,352	(9)	14,361	(2)
Net loss	$(96,020)	$(13,873)	$(82,147)	-592.1%

(1)
For purposes of comparison, 2007 amounts include the predecessor results for the period from January 1, 2007 to January 29, 2007 and our company results for the period from January 30, 2007 to December 31, 2007.

(2)	The calculated percentages are not meaningful.

Rental income.  Rental income increased by $1.2 million, or 5.4%, to $22.7 million for the year ended December 31, 2008 compared to $21.5 million for the year ended December 31, 2007.  An increase of $0.2 million is attributable to property tax recoveries collected and billed in the current year that was not billed in the prior year.  In addition, an increase of $1.1 million is attributable to rental operations at projects acquired or placed into service during 2008, which had partial or no operations in the prior year.  The increase is partially offset by rental income declines due to decreased revenues at the 4th Street Center, 620 Gladys Avenue and Meruelo Wall Street projects.

Management fees.  Management fees, which consist of fees earned for management of properties outside of the company and management fees from the parents of Richard Meruelo, remained flat during the year ended December 31, 2008 compared to the year ended December 31, 2007.

Interest income.  Interest income decreased by $2.2 million, or 72.3%, to $0.8 million for the year ended December 31, 2008 compared to $3.0 million for the year ended December 31, 2007.  The decrease is primarily due to the IPO proceeds invested in interest bearing accounts in the prior year.  We used the IPO proceeds throughout 2007 to pay down mortgage debt and to acquire additional projects.  The decrease is partially offset by interest income earned on our restricted cash reserve that was set aside for our 717 W. Ninth Street construction loan.

Other income.  Other income, which primarily consists of termination income and leasing space to businesses in the entertainment industry for filming, decreased $0.2 million, or 32.6%, to $0.35 million for the year ended December 31, 2008 compared to $0.52 million for the year ended December 31, 2007.  The decrease is primarily due to $0.16 million of operations income earned through our operation of the Coffee Beanery during the year ended December 31, 2007.  We closed the Coffee Beanery in March 2008.

Rental expenses.  Rental expenses increased by $2.2 million, or 16.8%, to $15.3 million for the year ended December 31, 2008 compared to $13.1million for the year ended December 31, 2007. The increase is primarily attributable to $1.0 million in additional receivables written off due to tenants claiming hardship due to the economic downturn during the year ended December 31, 2008.  In addition, beginning October 1, 2008, we suspended development at numerous development projects and are now expensing costs such as property taxes and insurance that was previously capitalized.  The increase is also attributable to the operation of rental properties placed in service during 2007 and 2008 that had limited or no operations during the year ended December 31, 2007.

Interest expense.  Interest expense increased by $0.7 million or 6.3% to $11.4 million for the year ended December 31, 2008 compared to $10.8 million for the year ended December 31, 2007. The increase is due to our suspension of development at numerous projects on October 1, 2008.  We previously capitalized the $1.5 million of the quarterly interest expense related to these projects.  In addition, the principal balance of our consolidated debt increasing by approximately $20.8 million throughout the last twelve months.  This is offset by the decrease in our weighted average interest rate at December 31, 2008 which was 7.14% compared to 7.47% at December 31, 2007.

Depreciation and amortization expense.  Depreciation and amortization expense increased by $1.3 million, or 23.3%, to $7.1 million for the year ended December 31, 2008 compared to $5.8 million for the year ended December 31, 2008. This increase is primarily due to increased real estate values as a result of property acquisitions and our completion of development projects and placing them into service.

Impairment on real estate assets.  Impairment on real estate assets increased by $142.3 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, due to the recognition of $98.8 million of impairment on various development projects and $43.5 million of impairment on various rental projects. The majority of the impairment has been recognized due to market value assessments of our projects.  However, due to our strategic business decision to no longer pursue several acquisitions we forfeited deposits of $10.3 million.  There were no corresponding impairments on real estate assets during the comparable period in 2007.

General and administrative expenses.  General and administrative expenses remained flat for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Minority interests.  Minority interests decreased by $0.8 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, due to the equalization event that occurred in March 2008.  In accordance with the terms of our partnership agreement, all then outstanding LTIP units achieved parity with the common units in our operating partnership and a $1.4 million special allocation of the profits was recognized.  In addition, $0.6 million of the net loss was allocated to the LTIP unit holders.  There were no corresponding equalization events during the comparable period in 2007.

Benefit for income taxes.  Benefit for income taxes increased by $51.9 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, due to the recognition of a $9.6 million deferred tax expense due to the various gain on sales of projects throughout the year.  In addition, we reversed the $41.1 million deferred tax liability that was reflected on our balance sheet that would not be used as a result of the $142.3 million impairment losses recognized on our projects throughout the year.  In connection with the IPO formation transactions, we accounted for these projects as a purchase in accordance with SFAS 141. There was no corresponding benefit for income taxes during the comparable period in 2007.

Income (loss) from discontinued operations.  Income from discontinued operations increased by $0.2 million for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Income (loss) from discontinued operations includes income and expenses from the projects we sold at 1800 E. Washington Blvd. and 2000 San Fernando Road, net of income taxes.  As we obtained interim financing on our 2000 San Fernando Road project on May 27, 2008, income ceased on that date (we incurred a few expenses after the interim financing date).  In the prior year, the project at 2000 San Fernando Road recorded income of $0.3 million, whereas in the current year, it generated net income of $0.5 million primarily due to an increase in the rents in October 2007.  In addition, our project at 1800 E. Washington Blvd. incurred a net loss of $0.05 million for the year ended December 31, 2008 compared to the loss of $0.4 million incurred during the year ended December 31, 2007.  These increases are offset by the $0.2 million loss incurred on Overland Terminal for the months we operated it as a rental project in 2008.  In 2007, Overland Terminal was a development project with all costs being capitalized.

Gain on sale of real estate.  Gain on sale of real estate increased by $14.2 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, due to the sales of five projects (9901 Alameda, 2000 San Fernando Road, Overland Terminal, 801 E 7th Street and 1800 E. Washington Blvd.) and one parking lot (816 Stanford) during the year ended December 31, 2008. Our three largest gains were recorded on the sales of 2000 San Fernando Road, 9901 Alameda and 1800 E. Washington Blvd. which had gains of $14.2 million, $6.7 million, and $1.7 million, respectively.  In addition, we recorded a combined gain of $0.7 million from the sales of Overland Terminal, 801 E 7th Street and 816 Stanford.  All sales generated cash proceeds net of the mortgage debt held on the projects and closing costs.  All gain on sales are presented net of $9.6 million of income tax expense.  There were no corresponding sales during the comparable period in 2007.

Comparison of the year ended December 31, 2007 to year ended December 31, 2006

The following table reflects our consolidated and combined statements of operations for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2007 (1)	2006 (2)	Increase (Decrease)
Revenues:
Rental income	$21,539	$22,327	$(788)	-3.5%
Management fees	272	285	(13)	4.6%
Interest income	3,029	3,614	(585)	-16.2%
Other income	521	751	(230)	-30.6%
Total revenues	25,361	26,977	(1,616)	-6.0%
Expenses:
Rental expenses	13,089	10,097	2,992	29.6%
Interest expense	10,764	25,015	(14,251)	-57.0%
Depreciation and amortization	5,753	3,960	1,793	45.3%
General and administrative	9,619	6,045	3,574	59.1%
Total expenses	39,225	45,117	(5,892)	-13.1%
Loss from continuing operations	(13,864)	(18,140)	4,276	23.6%

Discontinued operations
Loss from discontinued operations	(9)	(252)	243	-96.4%
Gain on sale of real estate	-	1,329	(1,329)	(2)
Income (loss) from discontinued operations	(9)	1,077	(1,086)	-100.8%
Net loss	$(13,873)	$(17,063)	$3,190	18.7%

(1)
For purposes of comparison, 2007 amounts include the predecessor results for the period from January 1, 2007 to January 29, 2007 and our company results for the period from January 30, 2007 to December 31, 2007.

(2)	Includes the predecessor results for the year.
(3)	The calculated percentages are not meaningful.

Rental income. Rental income decreased by $0.8 million, or 3.5%, to $21.5 million for the year ended December 31, 2007 compared to $22.3 million for the year ended December 31, 2006. The decrease is primarily due to rental declines at Pomona Village and Seventh Street Produce Market of $3.2 million, which include the Rockwell Collins lease expiration at Pomona Village and occupancy decreases at the Seventh Street Produce Market that are a result of health department actions.  These declines are offset by an increase of $0.6 million is attributable to rental operations at the J restaurant and 788 S. Alameda, which had limited or no operation in the prior year. We also had increased rental income from other properties of $1.8 million.

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

Rental expenses. Rental expenses increased by $3.0 million, or 29.6%, to $13.1 million for the year ended December 31, 2007 compared to $10.1 million for the year ended December 31, 2006. The increase of $1.3 million is attributable to the operation of rental properties placed in service during 2006 or 2007 and which had limited or no operations during the year ended December 31, 2006. In addition, as a result of the Rockwell Collins triple net lease expiration at Pomona Village, rental expenses increased by approximately $0.5 million.  Finally, we began accruing for estimated property tax contingencies resulting from our formation transactions.

Interest expense. Interest expense decreased by $14.3 million, or 57.0%, to $10.8 million for year ended December 31, 2007 compared to $25.0 million for the year ended December 31, 2006. The decrease is due to the payoff of the CalPERS credit facility and other mortgage debt instruments from our IPO proceeds and the cessation of amortization of loan costs associated with the CalPERS note.

Depreciation and amortization expense. Depreciation and amortization expense increased by $1.8 million, or 45.3%, to $5.8 million for the year ended December 31, 2007 compared to $4.0 million for the year ended December 31, 2006. This increase is primarily due to increased real estate values as a result of property acquisitions and the purchase of additional interests in the current portfolio. In addition, during the current year, we reclassified certain amounts between land and building and improvements, which resulted in increased depreciation expense.  See Note 5 of the “Notes to the Consolidated and Combined Financial Statements” in Item 15 of this report for more information.

General and administrative expenses. General and administrative expenses increased by $3.6 million, or 59.1%, to $9.6 million for the year ended December 31, 2007 compared to $6.0 million for the year ended December 31, 2006 as a result of our IPO in the current year.  Since the IPO, we have added staff and infrastructure to accommodate the requirements of becoming a public company, which resulted in increased compensation and administrative costs such as director fees, director and officer insurance, investor relations fees and transfer agent costs.  We have also incurred significantly higher consulting and professional fees associated with corporate governance and compliance with SEC regulations (i.e. Sarbanes-Oxley, audit fees).  In addition, we implemented the 2007 Equity Incentive Plan, which resulted in stock compensation expense, which was not present in the prior period.

Income (loss) from discontinued operations.  Loss from discontinued operations decreased by $0.2 million for the year ended December 31, 2007 compared to the year ended December 31, 2006.  Income (loss) from discontinued operations includes income and expenses from the projects we sold at 1800 E. Washington Blvd. and 2000 San Fernando Road.  During the year ended December 31, 2007, the project at 2000 San Fernando Road recorded income of $0.3 million, whereas it had no income in 2006 because we purchased the project in April 2007.   In addition, our project at 1800 E. Washington Blvd. incurred a net loss of $0.4 million and $0.3 million during the years ended December 31, 2007 and 2006, respectively.

Gain on sale of real estate. Gain on sale of real estate decreased by $1.3 million for the year December 31, 2007 compared to the year ended December 31, 2006, due to the sale of Leonis Cold Storage to an unrelated third party in May 2006. There were no sales during 2007.

Liquidity and Capital Resources

We are a development company and experience significant, recurring cash shortfalls from (i) operating activities, (ii) recurring investment activities such as carrying costs for interest payments, real estate taxes and unfunded development expenditures and (iii) capital expenditures on existing rental properties.  We would need to generate an additional $28.0 million in cash annually to cover such shortfalls, before any significant development activities other than the funded development of our 717 W Ninth Street project.

We also require significant capital to satisfy development commitments, to pay indebtedness maturing over the next year and to pursue discretionary developments. In this very difficult debt and equity capital market environment, we cannot borrow money with reasonable terms on our unencumbered development projects.  Moreover, many of our existing lenders want their loans to be repaid.

One way to generate liquidity in this challenging credit climate and real estate market is to sell assets. Hence, we are actively marketing many of our projects. However, selling in this environment is difficult.

 Accordingly we are discussing various options with many of our lenders. We have stopped making interest payments on most of our loans, and, as a result, we may be declared in default and the loans may be accelerated. As of March 13, 2009, we owe approximately $2.8 million in accrued interest. On December 15, 2008, we failed to make a $4.0 million principal repayment and later obtained the lender’s verbal approval to defer the payment. As of March 13, 2009, we have not repaid or been able to extend or refinance any of the approximately $86.9 million in loans that matured in the first quarter of 2009 or make a scheduled principal paydown of $5.0 million due in the first quarter of 2009.

On our consolidated statements of cash flows, we classify cash flows into operating activities, investing activities and financing activities.  Our operating activities reflect the operating cash flow performance of our rental properties and our suspended development projects. These activities consist of total revenue, offset by rental expenses, interest expense, general and administrative expenses and the impact of changes in assets and liabilities.  Changes in assets and liabilities fluctuate from month to month but tend to be negligible over time.  Excluding the impact of changes in assets and liabilities, we expect in the near term to use cash in excess of revenues of approximately $4.8 million per quarter for operating activities. To preserve cash flow in this challenging economic environment, we suspended 13 development projects with a book value of approximately $143.3 million. As of October 1, 2008, we stopped capitalizing these costs and began reflecting the revenue and expense activities on our statement of operations.

The carrying costs of our continuing development projects are reflected in investing activities.  As of December 31, 2008, our book value of real estate held for development was approximately $347.9 million, of which $204.6 million related to continuing development projects.  We have a construction loan in place to fund the development commitments for our 717 W. Ninth Street project.  For other continuing development projects, we must find other sources to fund our carrying costs.  In the near term, we expect we will have net cash outflows associated with these development projects of approximately $2.2 million per quarter.  Carrying costs consist primarily of interest, property taxes and development staff salaries, all of which are capitalized.  Thus, in the near term, we expect to have net cash outflows of approximately $7.0 million per quarter or $28.0 annually from our combined rental properties and development projects, excluding 717 W. Ninth Street, which has a construction loan in place.

As of December 31, 2008, we had cash and cash equivalents of approximately $4.5 million.

The following table sets forth certain information with respect to our outstanding indebtedness as of December 31, 2008 (in thousands):

	Principal Balance	Weighted Average Interest Rate	Current Principal Due
Fixed rate mortgage debt	$138,904	8.53%	$59,356
Variable rate mortgage debt	189,325	6.13%	113,162
Total consolidated debt	$328,229	7.14%	$172,518

The following table sets forth additional information with respect to our outstanding indebtedness as of December 31, 2008 (in thousands):

Project Name	Interest Rate	Maturity Date (1)	Principal	Annual Debt Service (2)	Balance at Maturity
Seventh Street Produce Market/Alameda Square(3)	6.75%	2/28/2009	$48,946	$5,569	$48,552
717 W 9th Street(3)	12.0%	1/31/2010	42,000	5,110	42,000
Santa Fe Commerce Center	7.48%	9/5/2011	10,182	1,181	9,725
Seventh Street Produce Market/Alameda Square(3)	8.00%	2/28/2009	9,861	935	9,824
3185 E Washington Blvd	6.93%	4/13/2016	9,555	818	8,436
2131 Humboldt Street	6.50%	1/1/2011	7,000	455	7,000
420 Boyd Street(3)	7.49%	6/15/2012	5,950	542	5,655
1500 Griffith Ave	7.00%	1/24/2013	3,000	210	3,000
905 8th Street	7.50%	1/15/2009	1,950	146	1,950
500 Mateo Street	7.00%	3/1/2011	460	205	55
TOTAL FIXED RATE DEBT			138,904	15,171	136,197
Union Lofts Mini Permanent Loan(3)	1-Month LIBOR plus 1.65%	3/1/2009	28,108	595	28,108
Meruelo Wall Street	Prime plus 2.0%	11/5/2011	20,878	1,716	19,788
Southpark Towers(3)	Prime	7/14/2009	20,000	659	20,000
Sky Arc (3)	Prime plus 2.0%	6/15/2009	17,000	1,422	6,500
Southern California Institute of Architecture(3)	Prime plus .25%	8/1/2011	10,114	961	9,846
Barstow Produce Center Construction Loan(3)	Prime plus .75%	1/9/2013	8,999	573	8,077
Ullman Tower One(3)	Prime plus 1.0%	6/1/2009	8,885	751	9,225
Pomona Park Village(3)	Prime plus 7.0%	6/26/2011	8,800	1,191	8,800
1875 W Mission Blvd	6-Month Libor plus 6.25%	4/1/2009	8,480	1,229	8,404
788 S. Alameda St. (3)	Prime plus 0.5%	4/1/2013	7,165	539	6,484
Center Village	Prime plus 1.0%	10/1/2009	6,985	641	6,906
4th Street Center and 1500 Griffith St(3)	Prime plus 1.0%	8/1/2009	6,397	389	6,397
Barstow Produce Center Construction Loan(3)	Prime plus 1.0%	1/9/2010	6,190	405	6,037
2640 Washington Boulevard(3)	Prime plus .50%	12/5/2012	6,072	575	5,684
1919 Vineburn Street	Prime plus 1.0%	7/1/2009	5,473	526	5,432
620 Gladys Avenue(3)	Prime	10/1/2009	5,383	492	5,348
Desmond Building(3)	Prime plus 1.0%	5/1/2009	5,340	230	5,340
Meruelo Farms(3)	Prime	11/7/2010	3,350	110	3,350
Santa Fe Plaza (3)	6-Month US Treasury plus 2.875%	10/1/2017	3,137	269	2,758
3rd & Omar Street(3)	Prime plus .25%	8/15/2010	2,569	202	2,450
TOTAL VARIABLE RATE DEBT			189,325	13,475	174,934
TOTAL CONSOLIDATED DEBT			$328,229	$28,646	$311,131

(1)	Maturity date represents the date on which the principal amount is due and payable, assuming no payments have been made in advance of the maturity date.
(2)
Annual debt service includes payments made for principal and interest.  Variable rate interest is calculated based on the respective rate as of December 31, 2008.  The six-month LIBOR was 1.75%, the six-month Treasury rate was 0.27%, the one-month LIBOR was 0.44% and the Prime rate was 3.25%

(3)	The Company is a guarantor for this loan.

As of December 31, 2008, using our notes payable secured by real estate and our total assets from our consolidated balance sheet, our debt-to-total assets ratio is 48.1%.   Our weighted average interest rate decreased from 7.47% as of December 31, 2007 to 7.14% as of December 31, 2008.

We have stopped making interest and principal payments on, and may be declared in default under, 26 of our 30 loans totaling $266.0 million. We continue to make payments on our construction loan at 717 W. Ninth Street and other three other loans that have interest reserves. As of March 13, 2009, we owe approximately $2.8 million in accrued interest and another $0.8 million in principal repayments and reserve funds. On December 15, 2008, we failed to make a required $4.0 million principal repayment on a $17.0 million land loan. The lender subsequently agreed to defer the principal repayment. On March 15, 2009, we owe another $5.0 million in principal on this land loan. We have not been able to extend or refinance three other loans totaling $86.9 million that matured on February 28, 2009 or March 1, 2009. We have twelve loans that mature within the next twelve months with an aggregate principal balance of $170.8 million (in addition to $1.7 million of principal amortization on other long-term loans).  The status of these loans is as follows:

▪
Two loans totaling approximately $58.8 million matured on February 28, 2009 and are collectively secured by Seventh Street Produce Market and Alameda Square.  Our largest lease with American Apparel expired on December 31, 2008. During 2008, we earned lease revenue and parking income of approximately $3.1 million from this tenant. During 2009, American Apparel continues to make lease payments. Lease negotiations are ongoing and we do not expect the tenant to vacate the space. Because the tenant has not renewed its lease, it has complicated our loan negotiations. As of March 13, 2009, we have not made two months of interest and principal payments and continue to seek a loan workout agreement from this lender. The lender has not formally demanded payment. We expect the lender will continue to negotiate with us but we are not assured of this.

▪
One loan with a balance of approximately $28.1 million matured on March 1, 2009 and is secured by our Union Lofts project and cash collateral of approximately $6.6 million.  We are in the process of leasing up this project and expect to stabilize this project by December of 2009. We are in discussion with our lender to extend this loan until the project is stabilized. We hope to obtain a takeout loan on this project once the project is stabilized. As of March 13, 2009, we have not made two months of interest payments and continue to seek a loan workout agreement from this lender. The lender has not formally demanded payment. We expect the lender will continue to negotiate with us, but we are not assured of this.

▪
One land loan with a balance of approximately $17.0 million, which is in default as we did not make a $4.0 million principal payment in December of 2008, has remaining maturities of $5.0 million and $8.0 million on March 15, 2009 and June 14, 2009 respectively. This loan is secured by land at our Sky Arc development project. As of March 13, 2009, we have not made two months of interest payments. Although the lender has verbally agreed to a deferral on the principal maturing in December 2008, we have not yet received written notice. We likewise are not in a financial position to make the principal repayment of $5.0 million on March 15, 2009. We continue to seek a loan workout agreement from this lender and have not yet reached a satisfactory conclusion.

▪
Three loans totaling approximately $22.7 million, of which one loan of $8.9 million is secured by land at our Ullman Tower One project, mature in the second quarter of 2009.  We continue to seek a loan workout agreement in regard to the Ullman land loan and one other loan of $5.3 million included in the $22.7 million amount.

▪
Three loans totaling approximately $31.9 million, of which one loan of $20.0 million is secured by land at our South Park Towers projects, mature in the third quarter of 2009. We continue to seek a loan workout agreement in regard to the South Park land loan and one other loan of $5.5 million included in the $31.9 million amount.

▪	Two loans totaling approximately $12.3 million mature in the fourth quarter of 2009. We continue to seek a loan workout agreement in regard to both of these loans.

▪	Overall, we are seeking loan workout agreements on $177.8 million in loans.

The debt and equity capital market crisis has made it more difficult for us to obtain debt financing on favorable terms or at all.  Lenders are frequently lending at lower loan to value ratios, are taking longer to make lending decisions and are generally applying more stringent underwriting standards. As a result, some lenders have required us to make principal debt reductions as a condition of renewing or extending our notes. In this tight credit environment, it is also very difficult to obtain loans solely secured by land. In addition, many of our existing lenders are maintaining high floor rates, so that we do not always benefit from reduction in the prime rate on our variable rate debt. In addition, some lenders have required other security for their notes in the form of restricted cash or other properties. Given that we have an approximately $28.0 million annual shortfall in our combined operating and development activities and the turmoil in the credit markets especially for development financing, we must obtain significant loan concessions from our lenders to survive.

We also hope to generate liquidity from the sale of certain non-core properties.

In summary, our liquidity requirements for the next twelve months consist primarily of the following:

•	Approximately $172.5 million to satisfy principal amortization and the twelve loans maturing during the next year.

•	Approximately $38.7 million in development commitments relating to our 717 W Ninth Street project.

•	Approximately $28.0 million to fund our near term cash flow needs of our rental properties and development projects.

•	Approximately $3.5 million of discretionary capital improvements to our rental properties primarily related to new leases.

Our potential cash sources to fund our liquidity requirements for the year consist of the following:

•	Refinancing, repaying out of sale proceeds or obtaining loan concessions from lenders of approximately $172.5 million in debt maturing during the next year.

•	Selling certain non-core properties.

•	Using reserve funds of approximately $38.7 million to fund the remaining commitment relating to our 717 W. Ninth Street project.

•	Obtaining borrowings secured by our unencumbered or under-encumbered properties.

•
Improving net operating income from our rental properties, including by revising certain of our development plans to convert development projects into smaller scale income-producing projects that will generate revenue sooner.

In addition, as disclosed elsewhere in this report, we are actively pursuing additional cash sources and considering actions that would delay or reduce our liquidity needs.  We are examining all feasible strategic alternatives.  Potential strategic alternatives include a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code.

Based on the foregoing and the additional actions we are considering, we are not assured that we will have sufficient capital to satisfy our liquidity needs over the next 12 months.  In this regard, we observe that we received a “going concern” opinion from our independent auditors.  See our auditors’ letter included in the financial pages to this report and Note 2 to our financial statements therein.

Contractual Obligations

The following table provides information with respect to our contractual obligations at December 31, 2008, including the maturities (not including extensions) and scheduled principal and interest payments of our secured debt and provides information about the minimum commitments due in connection with our construction costs and purchase obligations.

	Payments due by period
	Less than 1 year(1)	1-3 years	3-5 years	More than 5 years	Total
Contractual Obligation at December 31, 2008
Notes payable secured by real estate	$172,518	$114,054	$29,915	$11,742	$328,229
Interest payments on notes payable(2)	17,056	13,881	3,366	2,196	36,499
Construction obligations (3)	38,668	—	—	—	38,668

	$228,242	$127,935	$33,281	$13,938	$403,396

(1) These amounts include all payments due in calendar 2009.

(2) Computes interest on variable rate debt using the respective interest rates in place as of December 31, 2008. As of December 31, 2008, the six-month LIBOR was 1.75%, the one-month      LIBOR was 0.44%, the six-month Treasury rate was 0.27% and the Prime rate was 3.25%.

(3) Based upon executed contracts with general contractors as of December 31, 2008. We have a construction loan in place to cover these costs.

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any guarantee contracts, retained or contingent interests in transferred assets, obligations under derivative instruments, obligations arising out of variable interests in unconsolidated entities, or other off-balance sheet arrangements.

Cash Flows

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Cash and cash equivalents were $4.5 million as of December 31, 2008 and $3.0 million as of December 31, 2007. For purposes of comparison, the following discussion regarding 2007 amounts include the predecessor results for the period from January 1, 2007 to January 29, 2007 and our company results for the period from January 30, 2007 to December 31, 2007.

Net cash used in operating activities increased by $1.2 million to $8.2 million for the year ended December 31, 2008 compared to $7.0 million for the year ended December 31, 2007.  The increase is primarily due to costs on development projects.

Net cash used in investing activities decreased by $194.0 million to $26.2 million for the year ended December 31, 2008 compared to $220.2 million for the year ended December 31, 2007.  With the net proceeds received from our IPO during the year ended December 31, 2007, we repaid $32.6 million in deferred interest on the CalPERS credit facility and acquired additional real estate for $103.5 million.  During the year ended December 31, 2008, we had no CalPERS credit facility obligations and acquired less real estate than in the previous year.  In fact, the two projects we acquired (9901 Alameda and Overland Terminal) were subsequently sold immediately, generating $6.8 million and $2.8 million of net proceeds, respectively.  In addition, we also sold our projects at 2000 San Fernando Road, 1800 E. Washington Blvd., 801 E 7th Street, and a building at 816 Stanford for a total of $59.7 million.  There were no sales in the prior period.  The sales are offset by increased restricted cash balances required by our new loans, primarily our construction loan for our 717 W 9th Street project.

Net cash provided by financing activities decreased by $192.0 million to $35.9 million for the year ended December 31, 2008, compared to $227.9 million for the year ended December 31, 2007.  The decrease is primarily attributable to the $455.5 million of proceeds received from our IPO in the prior year partially offset by the prior year repayment of the $150.0 million CalPERS credit facility and offering costs and expenses related to our offering of $36.2 million.  In addition, we received $14.2 million from the repayment of the affiliate notes receivable due to the Taylor Yards litigation settlement during the year ended December 31, 2008 with no comparable activity in the prior period.

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

Commercial projects
Some of our commercial leases provide for fixed base rent increases and operating expense reimbursements.  We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense reimbursements.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements at December 31, 2008 and 2007.

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

The following tables set forth our debt obligations outstanding and their maturities as of December 31, 2008 (in thousands):

	Principal due by year
	2009	2010	2011	2012	2013	Thereafter	Total
Fixed rate debt instruments	$59,356	$44,548	$17,201	$5,855	$3,152	$8,792	$138,904
Variable rate debt instruments	113,162	12,912	39,393	6,238	14,670	2,950	189,325
Total Debt	$172,518	$57,460	$56,594	$12,093	$17,822	$11,742	$328,229

 We calculate the fair value of our notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.  As of December 31, 2008 and 2007, the aggregate fair value of our secured notes payable was approximately $328.1 million and $308.7 million, respectively.

As of December 31, 2008, we had approximately $189.3 million in variable rate financing outstanding, which represented approximately 57.7% of consolidated total indebtedness. If interest rates were to increase by 75 basis points, or approximately 10% of our weighted average rate, the combined increase in interest expense and capitalized interest would decrease our cash flows by approximately $1.4 million annually.

Item 8.                           Financial Statements and Supplementary Data

The required response under this Item is submitted in a separate section of this Report. See Listing to the Financial Statements at Item 15 on page F-1.

Item 9.                          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We have used the framework set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to assess our internal control over financial reporting.  Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties.  Based on our evaluation, which included participation by our principal executive and principal financial officers, conducted using the guidance set forth by COSO, our management has concluded that as of December 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  The attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding internal control over financial reporting is included below under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

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

PART III

Item 10.                                Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2009 annual stockholders’ meeting.

Item 11.                                Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2009 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2009 annual stockholders’ meeting.

Item 13.                               Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2009 annual stockholders’ meeting.

 Item 14.                              Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2009 annual stockholders’ meeting.

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

Meruelo Maddux Properties, Inc. and Subsidiary (the “Company”) and Meruelo Maddux Properties (the “Predecessor”):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of the Company as of December 31, 2008 and 2007

Consolidated Statements of Operations of the Company for Year Ended December 31, 2008 and the Period from January 30, 2007 through December 31, 2007 and Combined Statements of Operations of the Predecessor for the Period from January 1, 2007 through January 29, 2007 and for the Year Ended December 31, 2006.

Consolidated Statements of Stockholders’ Equity (Deficit) of the Company for the Year Ended December 31, 2008 and the Period from January 30, 2007 through December 31, 2007 and the Combined Statements of Owners’ Equity (Deficit) of the Predecessor for the Period from January 1, 2007 through January 29, 2007 and the Year ended December 31, 2006.

Consolidated Statements of Cash Flow of the Company for the Year Ended December 31, 2008 and the Period from January 30, 2007 through December 31, 2007 and the Combined Statements of Cash Flow of the Predecessor for the Period from January 1, 2007 through January 29, 2007 and for the Year Ended December 31, 2006.

Notes to Consolidated and Combined Financial Statements

2.	Financial Statement Schedules

Schedule III – Consolidated Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits
Exhibit Number	Description of Exhibit
3.1	Form of Amended and Restated Certificate of Incorporation (1)
3.2	Form of Bylaws (1)
4	Form of Common Stock Certificate (1)
10.1	Form of Amended and Restated Agreement of Limited Partnership of Meruelo Maddux Properties, L.P. (1)
10.2	2007 Equity Incentive Plan* (1)
10.3	Form of LTIP Unit Agreement* (1)
10.4	Form of Restricted Stock Agreement* (1)
10.5	Form of Employment Agreement with Mr. Meruelo* (1)
10.6	Form of Employment Agreement with Mr. Maddux* (1)
10.7	Form of Employment Agreement with Mr. Beckemeyer* (1)
10.8	Form of Employment Agreement with Mr. Skaggs* (1)
10.9	Form of Employment Agreement with Mr. McGonagle* (1)
10.10	Form of Employment Agreement with Mr. Nielsen* (1)
10.11	Form of Employment Agreement with Mr. Echemendia* (1)
10.12	Form of Employment Agreement with Mr. Murray* (2)
10.13
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

10.16	Form of Indemnification Agreement between Meruelo Maddux Properties, Inc. and its directors and officers (1)
10.17	Form of Registration Rights Agreement (1)
10.18	Form of Non-Competition Agreement with Messrs. Meruelo and Maddux (1)
10.19
First Amendment to Contribution Agreement dated as of September 19, 2006, by and among Meruelo Maddux Properties, Inc., Meruelo Maddux Properties, L.P., Richard Meruelo, as Trustee of the Richard Meruelo Living Trust U/D/T dated September 15, 1989, Merco Group – Roosevelt Building, LLC, and Sunstone Bella Vista, LLC (1)

10.20
First Amendment to Merger Agreement dated as of September 19, 2006, by and among Meruelo Maddux Properties, Inc., Alameda Produce Market, Inc., Alameda Produce Market, LLC, and Richard Meruelo, as Trustee of the Richard Meruelo Living Trust U/D/T dated September 15, 1989 (1)

3.   Exhibits, continued

Exhibit Number	Description of Exhibit
10.21	Loan Agreement, dated as of July 31, 2008, by and among Meruelo Maddux – 845 S Flower Street, LLC and Canpartners Realty Holding Company IV LLC (3)
10.22	Form of Note by Meruelo Maddux – 845 S. Flower Street, LLC in favor of Canpartners Realty Holding Company IV LLC (3)
21	List of subsidiaries
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in Part IV of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensatory plan or agreement

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-137457) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K on May 14, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K on August 4, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERUELO MADDUX PROPERTIES, INC.

Date: March 13, 2009	By:	/s/ Richard Meruelo
Richard Meruelo
Chief Executive Officer and Chairman of the Board of Directors

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers of Meruelo Maddux Properties, Inc., hereby severally constitute Richard Meruelo, John Charles Maddux and Andrew Murray, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Meruelo Maddux Properties, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date                                                                           Signature

March 13, 2009	/s/ Richard Meruelo Richard Meruelo	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors
March 13, 2009	/s/ John Charles Maddux John Charles Maddux	Director
March 13, 2009	/s/ Lynn Beckemeyer Lynn Beckemeyer	Director
March 13, 2009	/s/ John B. Hansen John B. Hansen	Director
March 13, 2009	/s/ Philip S. Payne Philip S. Payne	Director
March 13, 2009	/s/ Richard Garcia Polanco Richard Garcia Polanco	Director
March 13, 2009	/s/ Anthony A. Williams Anthony A. Williams	Director
March 13, 2009	/s/ Andrew Murray Andrew Murray	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

Meruelo Maddux Properties, Inc. and Subsidiaries and Meruelo Maddux Properties Predecessor:	Page

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets of the Company as of December 31, 2008 and 2007……………………………..	F-4

Consolidated Statements of Operations of the Company for the Year Ended December 31, 2008 and the Period from January 30, 2007 through December 31, 2007 and Combined Statements of Operations of the Predecessor for the Period from January 1, 2007 through January 29, 2007 and for the Year Ended December 31, 2006…………………………………………………………………………………………………………...
F-5

Consolidated Statements of Stockholders’ Equity (Deficit) of the Company for the Year Ended December 31, 2008 and the Period from January 30, 2007 through December 31, 2007 and the Combined Statements of Owners’ Equity (Deficit) of the Predecessor for the Period from January 1, 2007 through January 29, 2007 and the Years ended December 31, 2006
F-6

Consolidated Statements of Cash Flow of the Company for Year Ended December 31, 2008 and the Period from January 30, 2007 through December 31, 2007 and the Combined Statements of Cash Flow of the Predecessor for the Period from January 1, 2007 through January 29, 2007 and for the Year Ended December 31, 2006…………………………………………………………………………………………………………...
F-7

Notes to Consolidated and Combined Financial Statements……………………………………………………..	F-8

Schedule III – Consolidated Real Estate and Accumulated Depreciation	F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Meruelo Maddux Properties, Inc.

We have audited Meruelo Maddux Properties, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Meruelo Maddux Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Meruelo Maddux Properties, Inc.’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Meruelo Maddux Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meruelo Maddux Properties, Inc. as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008 and period from January 30, 2007 through December 31, 2007, and  the combined statements of operations, owners’ equity (deficit), and cash flows for the period from January 1, 2007 through January 29, 2007 of Meruelo Maddux Properties predecessor (the “predecessor”), as defined in Note 1, and for the year ended December 31, 2006 (representing the predecessor), and our report dated March 13, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Meruelo Maddux Properties Inc.’s ability to continue as a going concern.

/s/ Ernst & Young LLP

Los Angeles, California
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Meruelo Maddux Properties, Inc.

We have audited the accompanying consolidated balance sheets of Meruelo Maddux Properties, Inc. (the “Company”) as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008 and the period from January 30, 2007 through December 31, 2007, and the combined statements of operations, owners’ equity (deficit), and cash flows for the period from January 1, 2007 through January 29, 2007 of Meruelo Maddux Properties predecessor (the “predecessor”), as defined in Note 1, and for the year ended December 31, 2006 (representing the predecessor). Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These consolidated and combined financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meruelo Maddux Properties, Inc. at December 31, 2008 and December 31, 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 and the period from January 30, 2007 through December 31, 2007, and the combined results of operations and cash flows for the period from January 1, 2007 through January 29, 2007 (representing the predecessor), and for the year ended December 31, 2006 (representing the predecessor) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meruelo Maddux Properties, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

The accompanying financial statements have been prepared assuming that Meruelo Maddux Properties, Inc. will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has recurring losses from operations and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with banks and expects that future debt violations will occur at various dates in 2009 which will require waivers to be obtained from the lenders in order for the debt not to be considered in default. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Los Angeles, California
March 13, 2009

MERUELO MADDUX PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2008	December 31, 2007

Assets
Cash and cash equivalents	$4,460	$3,030
Restricted cash	27,220	7,104
Accounts receivable, net of allowance for doubtful accounts of $0.6 million in 2008 and $0.5 million in 2007	1,246	2,610
Rental properties, net	297,809	306,096
Real estate held for development	347,946	461,789
Other assets, net	3,088	3,551
Total Assets	$681,769	$784,180

Liabilities and Stockholders’ Equity
Accounts payable	$1,660	$8,585
Accrued expenses and other liabilities	12,133	8,045
Notes payable secured by real estate	328,229	307,394
Deferred taxes, net	–	41,101
Total liabilities	$342,022	$365,125

Commitments and contingencies

Minority interests	503	–

Common stock, $.01 par value, 200,000,000 shares authorized, 88,076,987 and 85,837,900 shares issued and outstanding as of December 31, 2008 and 2007, respectively	881	858
Additional paid in capital	446,252	444,280
Affiliate notes receivable	–	(14,214)
Retained earnings (deficit)	(107,889)	(11,869)
Total stockholders' equity	339,244	419,055
Total liabilities and stockholders' equity	$681,769	$784,180

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Meruelo Maddux Properties, Inc.		Predecessor
	Year Ended December 31, 2008	Period Jan 30, 2007 through Dec 31, 2007	Period Jan 1, 2007 through Jan 29, 2007	Year Ended December 31, 2006
Revenues
Rental income	$22,709	$19,617	$1,922	$22,327
Management fees	285	260	12	285
Interest income	839	2,824	205	3,614
Other income	351	493	28	751
Total Revenues	24,184	23,194	2,167	26,977
Expenses
Rental expenses	15,291	12,097	992	10,097
Interest expense	11,445	8,630	2,134	25,015
Depreciation and amortization	7,091	5,390	363	3,960
Impairment loss on real estate assets	142,295	-	-	-
General and administrative	9,524	8,991	628	6,045
Total Expenses	185,646	35,108	4,117	45,117
Loss from continuing operations before minority interests and income taxes	(161,462)	(11,914)	(1,950)	(18,140)
Minority interests	(843)	-	-	-
Benefit (provision) for income taxes	51,933	-	-	-
Loss from continuing operations	(110,372)	(11,914)	(1,950)	(18,140)
Income (loss) from discontinued operations	163	45	(54)	(252)
Gain on sale of real estate	14,189	-	-	1,329
Income (loss) from discontinued operations	14,352	45	(54)	1,077
Net loss	$(96,020)	$(11,869)	$(2,004)	$(17,063)
Basic and diluted loss per share:
Loss from continuing operations	$(1.27)	$(0.14)	N/A	N/A
Income (loss) from discontinued operations	0.16	0.00	N/A	N/A
Net loss	$(1.11)	$(0.14)	N/A	N/A
Weighted average common shares outstanding - basic and diluted	86,866,699	85,218,110	N/A	N/A
See accompanying notes to the consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Affiliate Notes Receivable	Retained Earnings	Total
The Predecessor
Balance at January 1, 2006	-	$4	$11,662	$(19,059)	$(14,988)	$(22,381)
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	-	-
Affiliate Notes Receivable, net	-	-	-	(5,614)	-	(5,614)
Net loss	-	-	-	-	(17,063)	(17,063)
Balance at December 31, 2006	-	4	11,662	(24,673)	(32,051)	(45,058)
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	-	-
Affiliate Notes Receivable, net	-	-	-	(693)	-	(693)
Net loss	-	-	-	-	(2,004)	(2,004)
Balance at January 29, 2007	-	4	11,662	(25,366)	(34,055)	(47,755)
The Company
Reclassify Predecessor common stock and owners' deficit	-	(4)	11,462	-	34,055	45,513
Net proceeds from sale of common stock	85,202,957	852	418,444	-	-	419,296
Issuance of unvested restricted common stock	359,736	3	3,594	-	-	3,597
Issuance of contingent shares	275,207	3	(2,755)	2,752	-	-
Repayment of Affiliate Notes Receivable, net	-	-	-	8,400	-	8,400
LTIP and restricted stock compensation	-	-	1,873	-	-	1,873
Net loss	-	-	-	-	(11,869)	(11,869)
Balance at December 31, 2007	85,837,900	858	444,280	(14,214)	(11,869)	419,055
Issuance of contingent shares	2,261,423	23	(23)	-	-	-
Forfeiture of unvested restricted common stock, net	(22,336)	-	-	-	-	-
LTIP and restricted stock compensation	-	-	1,995	-	-	1,995
Repayment of Affiliate Notes Receivable, net	-	-	-	14,214	-	14,214
Net loss	-	-	-	-	(96,020)	(96,020)
Balance at December 31, 2008	88,076,987	$881	$446,252	$-	$(107,889)	$339,244

See accompanying notes to the consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOW
(In thousands)

	Year Ended Dec 31, 2008	Period Jan 30, 2007 thru Dec 31, 2007	Period Jan 1, 2007 thru Jan 29, 2007	Year Ended Dec 31, 2006
Cash flows from operating activities:
Net loss	$(96,020)	$(11,869)	$(2,004)	$(17,063)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Minority interests	843	-	-	-
Gain on sale of real estate	(14,189)	-	-	(1,329)
Impairment loss on real estate assets	142,295	-	-	-
Benefit for income taxes	(51,933)	-	-	-
Depreciation and amortization	7,377	6,064	374	3,982
Stock-based compensation expense	1,995	1,873	-	-
Interest income on affiliate notes receivable	(359)	(626)	(205)	(3,614)
Amortization of deferred loan costs	379	333	75	1,090
Excess tax benefit from stock-based compensation	(818)	(749)	-	-
Changes in assets and liabilities:
Accounts receivable	1,165	(1,374)	167	(434)
Other assets	(709)	(255)	126	(885)
Accounts payable	(263)	(3,063)	1,398	1,483
Accrued expenses and other liabilities	2,021	2,374	295	918
Net cash (used in) provided by operating activities	(8,216)	(7,292)	226	(15,852)

Cash flows from investing activities:
Acquisition of real estate	(39,231)	(101,607)	(1,875)	(37,059)
Expenditures for improvements to real estate	(77,495)	(74,924)	(4,368)	(29,575)
Proceeds from sale of real estate	110,602	-	-	5,476
Payment of deferred interest on notes payable to CalPERS	-	(32,635)	-	-
Change in restricted cash	(20,116)	(5,057)	280	(1,103)
Net cash used in investing activities	(26,240)	(214,223)	(5,963)	(62,261)

Cash flows from financing activities:
Proceeds from equity offering	-	455,500	-	-
Payment of offering costs	-	(35,985)	(273)	-
Distribution to predecessor	-	(2,752)	-	-
Investment in affiliate notes receivable	14,573	625	(487)	9,153
Payments to LTIP unitholders	(340)	-	-	-
Proceeds from (payments of) amounts due to affiliates	-	(5,628)	1,401	3,162
Proceeds from notes payable	118,575	112,063	3,702	155,716
Principal payments on notes payable	(97,740)	(151,014)	-	(97,032)
Repayment of CalPERS note payable	-	(150,000)	-	-
Excess tax benefit from stock-based compensation	818	749	-	-
Net cash provided by financing activities	35,886	223,558	4,343	70,999
Net increase (decrease) in cash and cash equivalents	1,430	2,043	(1,394)	(7,114)
Cash and cash equivalents at beginning of period	3,030	987	2,381	9,495
Cash and cash equivalents at end of period	$4,460	$3,030	$987	$2,381
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	10,780	40,939	2,130	15,938
Supplemental disclosure of noncash investing and financing activities:
Accrual for real estate improvements and purchases included in real estate held for development	1,488	9,640	40,619	38,660
Fair market value of rental properties acquired from minority interests of predecessor	-	(25,657)	-	-
Fair market value of real estate held for development acquired from minority interests of predecessor	-	(64,479)	-	-
Decrease in affiliate notes receivable due to Taylor Yards bond release	-	8,400	-	-
Accounts receivable from minority interests of predecessor included in additional paid in capital	-	700	-	-
Unamortized predecessor loan costs included in additional paid in capital	-	2,425	-	-
Recognition of deferred revenue related to affiliate note receivable	-	2,752	-	-
Deferred tax adjustment related to rental properties	-	8,954	-	-
Deferred tax adjustment related to real estate held for development	-	(13,099)	-	-
See accompanying notes to the consolidated and combined financial statements.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2008

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

We commenced substantial operations upon completion our IPO and sold to the public 40,000,000 shares of our common stock at $10.00 per share. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock at $10.00 per share. Including the shares issued in the over-allotment option, we raised approximately $425.7 million in proceeds in our IPO, after the underwriting discount but before expenses related to the IPO. Our company’s operations are predominantly carried on through, and its assets are owned though, Meruelo Maddux Properties, L.P., which we refer to as our operating partnership. As of December 31, 2008, we held a 99.6% interest in our operating partnership. We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).  As of December 31, 2008, the total number of shares of our common stock outstanding was 88,076,987.

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

As of December 31, 2008, we own 28 rental projects and 19 projects held for real estate development (one of which is subject to a lease with an option to purchase and was terminated in the first quarter of 2009). Most of our projects are located in or around the downtown area of Los Angeles, and all of our projects are in Southern California.  Prior to our IPO and related formation transactions, the predecessor business owned substantially 100% of the combined interests (whether ownership, lease or purchase right interests) in our projects through limited liability companies and S-corporations.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As further discussed in Note 9, “Notes Payable Secured by Real Estate,” we have failed to repay three loans that recently matured totaling $86.9 million. We also have stopped making regular interest and principal payments on 26 of our loans, which include the three loans just mentioned, totaling $266.0 million. As of March 12, 2009, we owe approximately $3.6 million in additional accrued interest and principal. On December 15, 2008, we failed to make a required $4.0 million principal repayment on a $17.0 million land loan. Later the lender verbally agreed to defer the principal repayment. Another $5.0 million in principal matures on March 15, 2009 on this land loan. We presently are not in a financial position to make this or other interest and principal payments.

We are a development company and experience significant, recurring cash shortfalls from (i) operating activities, (ii) recurring investment activities such as our carrying costs for interest payments, real estate taxes and other unfunded development expenditures, and (iii) capital expenditures on existing rental projects.  We would need to generate additional cash of approximately $28.0 million annually to cover such shortfalls, before any significant development or redevelopment activities other than the development of our 717 W 9th Street project.

We are attempting to generate liquidity by selling certain of our properties. However, selling in the current market environment is difficult as there are few buyers with the financial wherewithal to consummate a transaction. We expect, but are not assured, that there is adequate equity so that the sale of our properties will generate sufficient cash to pay off the existing secured debt. We may also generate liquidity from obtaining debt on our unencumbered properties. We are negotiating with four of our depository lenders and are seeking loan workout agreements on $177.8 million in loans. We may be in default on $266.0 million in loans; however, our lenders, with two exceptions representing an $8.5 million loan and a $7.2 million loan, have not yet formally demanded payment or commenced foreclosure actions. Our future financial performance and ability to continue as a going concern will be largely affected by our lenders willingness to agree to loan workout terms and our ability to sell properties in this market. There can be no assurance that our plans to ensure continuation as a going concern will be successful. Under such circumstances, we may pursue various forms of negotiated restructurings of our indebtedness, which may include a recapitalization of our Company, including under court supervision pursuant to a voluntary (or involuntary) bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code.  These factors, along with the general economy, credit markets, and other factors, many of which are beyond our control, will impact our results of operations and raise substantial doubt about our ability to continue as a going concern.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted Cash

Restricted cash consists of interest reserves, additional collateral and tax impounds required under the related loan agreements.  In addition, restricted cash includes a construction reserve, which may be drawn upon for construction expenses related to our 717 W. Ninth Street project.

Accounts receivable

Accounts receivable includes current receivable and other deferred rents receivables carried net of the allowance for doubtful accounts.  Our company maintains an allowance for doubtful accounts that may result from the inability of tenants to make required payments. We specifically analyze accounts receivable and historical bad debt, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, if a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent.

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

Real Estate Held for Development

Real estate held for development includes land and buildings (at cost) we intend to or have begun developing. Upon commencement of development, project costs associated with the construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with the development are also capitalized in the period in which they are incurred. Once the real estate project is completed, the costs capitalized to construction in progress and the land and building costs associated with the completed project are transferred to rental properties on the consolidated balance sheet as the historical cost of the project.  We have suspended development of several projects in our portfolio and are currently expensing interest, real estate taxes and general and administrative costs associated with these projects.

Real Estate Held for Sale or Disposition

We account for properties held for disposition or properties that are sold during the period in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). An asset is classified as an asset held for disposition when it meets the requirements of SFAS 144, which include, among other criteria, the approval of the sale of the asset, the asset has been marketed for sale and we expect that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, the net book value of the asset, excluding long-term debt, is included in discontinued operations for all periods presented.  We did not have any properties classified as held for sale as of December 31, 2008 and 2007.

Impairment of Long-Lived Assets

Management assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, impairment is recorded equal to the difference between the asset’s current carrying value and its fair value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based on such periodic assessments performed throughout the year, we recognized impairment on several rental and development projects due to the market value assessments of the fair value.  In addition, we recognized impairment on several development projects after carefully evaluating our options and making the strategic business decision to no longer pursue our purchase of these projects.  As such, we recognized impairments on purchase deposits and capitalized costs related to these projects.  We recognized $142.3 million of impairment losses on real estate during the year ended December 31, 2008.  No impairment was recognized during the years ended December 31, 2007 and 2006.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Deferred Loan Costs

Costs incurred in issuing secured notes payable are capitalized. Deferred loan costs are included in other assets in the balance sheets. The deferred loan costs are amortized to interest expense over the life of the related loan. Any unamortized amounts upon early repayment of secured notes payable are written off to amortization expense in the period of repayment. Unamortized amounts on loans repaid in connection with the formation transactions were written off against additional paid in capital.  We have reclassified to interest expense deferred loan cost amortization of $1.1 million for the year ended December 31, 2006, to conform to our 2008 and 2007 presentation, which includes $0.5 million and $0.4 million of deferred loan cost amortization in interest expense, respectively.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition (SAB 104), as amended. SAB 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases and minimum rents are recognized on lease terms exceeding one year on a straight-line basis over the term of the respective leases. The impact of the straight line rent adjustment increased revenue by $0.1 million, $0.5 million and $0.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in accounts receivable in the consolidated or combined balance sheets. Recoveries from tenants for common area maintenance expenses, real estate property taxes and other recoverable operating expenses are recognized as revenue in the period the associated costs are incurred. Accordingly, we recognized recovery revenue of $0.8 million, $0.9 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.  In addition, the company records a capital asset for leasehold improvements constructed by us that are reimbursed by tenants, with the offsetting amount recorded to deferred revenue which is included in accrued expenses and other liabilities. The deferred revenue is amortized as additional rental revenue over the life of the related lease.

Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees are recorded when the related leases are canceled and the company has no continuing obligation to provide services to such former tenants. Lease termination fees are included in rental revenues and were not material for the years ended December 31, 2008, 2007 and 2006.

We recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”). The specific timing of a sale is measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met the company defers gain recognition and accounts for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.  During the year ended December 31, 2008, we sold six projects and recognized $14.2 million in gain on sale of real estate, net of income taxes.  There were no gains on sale of real estate recognized during the years ended December 31, 2007.  We sold one project and recognized a gain on sale of $1.3 million in 2006.

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

Fair Value of Financial Instruments

 Our estimates of the fair value of financial instruments at December 31, 2008 and 2007, respectively, were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

      The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments.

      We calculate the fair value of our notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.  At December 31, 2008 and 2007, the aggregate fair value of our secured notes payable is estimated to be approximately equal to $328.1 million and $308.7 million, respectively.

 Equity Offering Costs

  Underwriting commissions and costs and expenses from our January 30, 2007 IPO are reflected as a reduction to additional paid-in-capital.

Earnings (loss) per Share

  Basic earnings (loss) per share are calculated by dividing the net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Dilutive earnings (loss) per share are calculated by dividing the net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive securities computed by using the treasury stock method.  The dilutive securities include the unvested restricted stock and long-term incentive plan units (“LTIP units”) granted, assuming vesting and share conversion (for LTIP units). The effect of the vesting of unvested restricted stock and LTIP units that have been granted is not dilutive for the year ended December 31, 2008 and for the period from January 30 through December 31, 2007.  Thus, these units have not been included in any earnings (loss) per share calculations.

Share-Based Compensation

  We have awarded stock-based compensation to employees and members of our Board of Directors in the form of restricted shares and LTIP units. These awards are accounted for under FAS No. 123R (revised 2004), Share-Based Payment (FAS 123R). This pronouncement requires that we estimate the fair value of the awards and recognize this value over the requisite vesting period. Accordingly, restricted shares are accounted for based on their fair market value at the date of grant and amortized over the vesting period. We used a third-party consultant to estimate the fair value of our LTIP units (assumptions discussed in Note 14 Equity Incentive Plan). The fair value is based on the market value of our common shares on the date of the grant and a discount for post-vesting probabilities and other restrictions.

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

4. MINORITY INTERESTS

Minority interests relate to the interests in our operating partnership that are not owned by our company.  In conjunction with the formation of our company, our operating partnership issued LTIP units to certain executives. LTIP units are a special class of partnership interest in our operating partnership.  Initially, LTIP units do not have full parity with common units in our operating partnership with respect to allocation of profits or losses and distributions of disposition proceeds, are not redeemable for shares of our common stock and have a liquidation value of zero.  Upon the occurrence of certain events in accordance with the terms of our operating partnership agreement, the LTIP units will achieve parity (equalization) with common units in our operating partnership, will be entitled to a non-recurring special allocation of income (losses) for the specific equalization event, and thereafter will share in profits and losses of the operating partnership equal to their effective ownership interest (0.4% at December 31, 2008).

On March 31, 2008, an equalization event occurred and in accordance with the terms of our partnership agreement, all 347,835 outstanding LTIP units at the time achieved parity with common units in our operating partnership and upon completion of the vesting requirements more fully described in Note 14 below, all units will be redeemable for cash, or at our election, shares of our common stock on a one-for-one basis.

5. RENTAL PROPERTIES

Rental properties consist of the following:

	December 31, 2008	December 31, 2007
Rental properties	(in thousands)
Land	$144,778	$187,281
Building and improvements	178,203	138,440
	322,981	325,721
Less: Accumulated depreciation	(25,172)	(19,625)
	$297,809	$306,096

We have 28 rental properties as of December 31, 2008, and 27 as of December 31, 2007, all which are located in Southern California. During the second quarter of 2007, we reclassified certain amounts between land and building and improvements, which did not have a material impact to the consolidated financial statements for the 2007, or the previously reported combined financial statements for fiscal year 2006.  Depreciation expense on buildings and building improvements (including discontinued operations) was approximately $6.7 million, $5.7 million and $3.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

6. REAL ESTATE HELD FOR DEVELOPMENT

Real estate held for development consists of the following:

	December 31, 2008	December 31, 2007
Real estate held for development	(in thousands)
Land	$263,155	$280,039
Building and improvements	1,783	14,560
Construction in process	83,008	167,190
	$347,946	$461,789

As of December 31, 2008 and 2007, we owned 19 and 28 properties held for real estate development respectively. At December 31, 2007, construction in process includes costs related to ongoing build-to-suit construction agreements and other acquisition deposits totaling $12.7 million (See Note 16). We no longer have any such outstanding costs as of December 31, 2008.  Interest incurred for the years ended December 31, 2008, 2007, and 2006 was approximately $24.7 million, $25.7 million and $57.8 million, of which $13.2 million, $15.3 million and $33.6 million was capitalized, respectively.

7. OTHER ASSETS

Other assets consist of the following:

	December 31, 2008	December 31,2007
Other assets	(in thousands)
Deferred loan costs	$2,829	$1,921
Intangible assets – in-place leases	1,209	1,209
Machinery and equipment	2,459	2,191
Deposits and prepaid expenses	997	1,088
Other	—	281
	7,494	6,690
Accumulated amortization and depreciation	(4,406)	(3,139)
	$3,088	$3,551

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31, 2008	December 31, 2007
	(in thousands)
Accrued property taxes	$6,104	$1,349
Accrued interest – mortgage debt	1,975	1,769
Tenant security deposits	1,878	2,016
Other	2,176	2,911
	$12,133	$8,045

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

9. NOTES PAYABLE SECURED BY REAL ESTATE:

PROJECT NAME	Interest Rate	Maturity Date	Balance		Balance
			12/31/2008		12/31/2007
Fixed rate mortgage notes:
Seventh Street Produce Market/Alameda Square (10)	6.75%	February 28, 2009(1)	$48,946		$50,445
717 W. Ninth Street (10)	12.00%	January 31, 2010	42,000	(2)	-
Crown Commerce Center	7.48%	September 5, 2011	10,182		10,314
Seventh Street Produce Market/Alameda Square(10)	8.00%	February 28, 2009(1)	9,861		9,989
Washington Cold Storage	6.93%	April 13, 2016	9,555		9,707
2131 Humboldt Street	6.50%	January 1, 2011	7,000		7,000
420 Boyd Street(10)	7.49%	June 15, 2012	5,950		5,950
1500 Griffith Avenue	7.00%	January 24, 2013	3,000		3,000
905 E. 8th Street	7.50%	January 15, 2009(3)	1,950		1,950
500 Mateo Street	7.00%	March 1, 2011	460		640
Meruelo Wall Street (4)			-		20,721
1800 E. Washington Blvd. (5), (6)			-		9,100
Santa Fe Plaza(5)			-		3,165
Total Fixed Rate Mortgage Notes			$138,904		$131,981

Variable rate mortgage notes:
Union Lofts Mini Permanent Loan(10)	1-Month LIBOR plus 1.65%	March 1, 2009(7)	$28,108		$25,721
Meruelo Wall Street	Prime plus 2.0%	November 5, 2011	20,878		-
South Park Towers (8), (10)	Prime Rate	July 14, 2009	20,000		25,000
Sky Arc(10)	Prime plus 2.0%	June 15, 2009	17,000		19,000
Southern California Institute of Architecture(10)	Prime plus .25%	August 1, 2011	10,114		10,197
Barstow Produce Center Construction Loan(10)	Prime plus .75%	January 9, 2013	8,999		9,030
Ullman Tower One (10)	Prime plus 1.0%	June 1, 2009	8,885		-
Pomona Park Village(10)	Prime plus 7.0%	June 26, 2011	8,800		-
1875 W. Mission Blvd.	6-Month Libor plus 6.25%	April 1, 2009	8,480		8,665
788 S. Alameda Street(10)	Prime plus .50%	April 1, 2013	7,165		-
Center Village	Prime plus 1.0%	October 1, 2009	6,985		7,000
4th Street Center and 1500 Griffith Ave. (9) (10)	Prime plus 1.0%	August 1, 2009	6,397		6,397
Barstow Produce Center Construction Loan(10)	Prime plus 1.0%	January 9, 2010	6,190		6,180
Washington Produce Market(10)	Prime plus 0.5%	December 5, 2012	6,072		6,150
1919 Vineburn Avenue	Prime plus 1.0%	July 1, 2009	5,473		5,500
620 Gladys Avenue(10)	Prime Rate	October 1, 2009	5,383		5,157
Desmond Building (10)	Prime plus 1.0%	May 1, 2009	5,340		5,340
Meruelo Farms(10)	Prime Rate	November 7, 2010	3,350		3,350
Santa Fe Plaza(10)	6 month US Treasury plus 2.88%	October 1, 2017	3,137		-
3rd & Omar(10)	Prime plus .25%	August 15, 2010	2,569		2,599
2000 San Fernando Road (6)			-		13,474
Ullman Tower One			-		11,275
801 E 7th Street (6)			-		4,400
2415 Washington Blvd.			-		978
Total Variable Rate Mortgage Notes			$189,325		$175,413

GRAND TOTAL			$328,229		$307,394

(1)	Loans matured and we have not repaid the principal balance. We are currently in negotiations with the lender.
(2)	Represents a construction loan that may be drawn up to $84.0 million. Five 6-month extensions are available at our option. As of January 28, 2009, the loan was drawn to $84.0 million.
(3)	Lender has agreed to extend this loan for an additional year to January 15, 2010.
(4)	We extended this loan with a new variable rate loan with a three year term.
(5)	Effective May 1, 2008, the interest rate on these loans became variable.
(6)	Loan repaid upon sale of the property.
(7)	Loan matured and we have not repaid the principal balance. We are currently in negotiations with the lender.
(8)
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

(9)	We repaid the original loan on Ullman Tower Two with a new loan for the same amount secured by 4th Street Center and 1500 Griffith Avenue.
(10)	The Company is the guarantor for this loan.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

9. NOTES PAYABLE SECURED BY REAL ESTATE (Continued)

As of December 31, 2008, principal payments due for mortgage notes are as follows:

2009	$172,518
2010	57,460
2011	56,594
2012	12,093
2013	17,822
Thereafter	11,742
$328,229

As of December 31, 2008 and 2007, the Prime rate was 3.25% and 7.25%, respectively.  In addition, we have three loans that are calculated using the one-month LIBOR rate, the six-month LIBOR rate and the six-month Treasury rate, respectively.  The LIBOR rates in place at December 31, 2008 for the LIBOR based loans were 0.44% and 1.75%, respectively.  The six-month Treasury rate in place at December 31, 2008 was 0.27%.  The LIBOR rates in place at December 31, 2007 for the LIBOR based loans were 4.85% and 5.23%, respectively.  We did not have a loan based on the six-month Treasury rate at December 31, 2007.  The weighted average interest rate of our debt was 7.14% and 7.47% at December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, the carrying value of the real estate securing the fixed and variable rate mortgages was approximately $593.2 million and $502.8 million, respectively.

Several of the mortgage notes for properties held for development have an interest reserve with the respective lender. These reserves generally cover the estimated interest carrying costs during the mortgage term. As interest accrues it is added to the note balance up to the amount of the interest reserve. At December 31, 2008 and December 31, 2007, there was approximately $7.2 million and $0.5 million, respectively, in the various interest reserve accounts.

We have twelve loans that mature within the next twelve months with a principal balance of $170.8 million.  As of March 13, 2009, we may be in default as we have not been able to extend or refinance any of the approximately $86.9 million in loans that matured in the first quarter of 2009 and we did not make a scheduled $5.0 million principal paydown due on a land loan in the first quarter of 2009.  We also recently stopped making our regular monthly interest and principal payments on 26 of our 30 loans.  As of March 13, 2009, we owe $3.6 million in accrued interest and principal on these loans.  The status of the twelve loans maturing within the next twelve months is as follows:

▪
Two loans totaling $58.8 million, which are secured by our largest revenue generating project and the corporate headquarters matured in the first quarter of 2009, may be in default.  We continue to seek a loan workout agreement with the lender on the two loans.

▪
One additional loan for $28.1 million, which is secured by our Union Lofts apartment project matured in the first quarter of 2009, may be in default.  We continue to seek a loan workout agreement with the lender on this loan.

▪
One land loan for $17.0 million, which has $5.0 million and $12.0 million in principal due during the first and second quarter of 2009, respectively, may be in default. We continue to seek a loan workout agreement with the lender on this loan.

▪
Three loans totaling $22.7 million mature in the second quarter of 2009.  We continue to seek loan workout agreements with the lenders on a loan of $8.9 million and a loan of $5.3 million included here.

▪	Three loans totaling $31.9 million mature in the third quarter of 2009. We continue to seek loan workout agreements with the lenders on a $20.0 million loan and a $5.5 million loan included here.

▪	Two loans totaling $12.3 million mature in the fourth quarter of 2009. We continue to seek a loan workout agreement in regard to both of these loans.

▪	Overall, we are seeking loan workout agreements of $177.8 million of loans.

▪	Three of the aforementioned loans that mature in June and July 2009 are land loans totaling $45.9 million.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

9. NOTES PAYABLE SECURED BY REAL ESTATE (Continued)

A significant portion of the indebtedness represented by our notes payable secured by real estate is subject to guarantees we have entered into in favor of our lenders as noted in footnote 10 to the Notes Payable table.  Some of the indebtedness is also guaranteed by our Chairman and Chief Executive Officer, Richard Meruelo, John Maddux, and the parents of Richard Meruelo.  In connection with the IPO transaction, the Company indemnified Richard Meruelo and John Maddux in connection with such guarantees.

10. DISCONTINUED OPERATIONS

On May 27, 2008, we completed the interim financing or initial sale of the 2000 San Fernando Road project to a related party as discussed later in Note 17.  On August 15, 2008, the related party completed a subsequent resale of the property to a third party buyer, which completed our involvement in the project.  This satisfied the remaining criterion that must be met in SFAS 66 in order to record the gain on sale of the project.  As such, we recorded a $14.2 million gain on sale related to the project.  In accordance with SFAS 144, the results of operations for 2000 San Fernando Road are reflected in the consolidated statement of operations as discontinued operations for all periods presented.  In addition, the total assets and liabilities of the 2000 San Fernando Road project as of December 31, 2007 were $19.8 million and $19.4 million, respectively, and were comprised primarily of rental property real estate and note payable secured by real estate.

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

On November 14, 2008, we completed the sale of our project at Overland Terminal to a third party for $19.7 million.  We used the net proceeds to repay the $15.0 million mortgage loan secured by the project and recorded a $0.2 million gain on sale.  The results of operations for Overland Terminal are reflected in the consolidated statement of operations as discontinued operations for all periods presented.  In addition, the total assets of the Overland Terminal project as of December 31, 2007 were $3.6 million and were comprised primarily of purchase deposits that were classified as real estate held for development.  No liabilities were associated with this project as of December 31, 2007.

In addition to the rental projects sold, we also completed the sales of several development sites to third parties for $41.7 million.  These projects include 9901 Alameda ($31.2 million), 801 E 7th Street ($9.5 million) and 801 Stanford ($1.0 million).  As these were development projects, no income or expense is included in income (loss) from discontinued operations other than the gain on sales.

The following table summarizes the income and expense components that comprise income (loss) from discontinued operations of the company for the year ended December 31, 2008 and the period from January 30, 2007 to December 31, 2007 and the predecessor for the period from January 1, 2007 to January 29, 2007 and the year ended December 31, 2006 (in thousands):

	Year Ended	Period from January 30,	Period from January 1,	Year Ended
	December 31, 2008	to December 31, 2007	to January 29, 2007	December 31, 2006
Revenue:
Rental income	$2,073	$2,029	$36	$95
Total Revenue	2,073	2,029	36	95
Expenses:
Rental expenses	715	426	7	7
Interest expense	593	882	72	318
Income tax expense	112	-	-	-
Depreciation and amortization	478	674	11	22
General and administrative	12	2	-	-
Total Expenses	1,910	1,984	90	347
Total Income (Loss) from Discontinued Operations	163	45	(54)	(252)

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

11. RENTAL INCOME

Rental income consists of fixed minimum rents, contingent rents and reimbursements from tenants of common area maintenance expenses and real estate taxes under noncancelable operating lease agreements.

Minimum future rental receipts, excluding any reimbursement of expenses or contingent rents, due to us for the years succeeding December 31, 2008, are as follows (in thousands):

2009	$6,742
2010	5,022
2011	3,037
2012	2,104
2013	709
Thereafter	-
$17,614

12. IMPAIRMENT LOSS ON REAL ESTATE ASSETS

Based on periodic market assessments performed by comparing the book value of our assets to similar assets on the market adjusted for other factors such as capitalization rates, financing options, location and age of the project throughout the year ended December 31, 2008, we recognized impairment on eight rental projects totaling $59.9 million and twelve development projects totaling $72.0 million.  In addition, we recognized impairment on three development projects after carefully evaluating our options and making the strategic business decision to no longer pursue our purchase of these projects.  As such, we recognized impairments on $10.3 million in purchase deposits and capitalized costs related to these projects.  No impairment losses were recognized during the years ended December 31, 2007 and 2006.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

13. LOSS PER SHARE

The following is a summary of the elements used in calculating basic and diluted loss per share (in thousands except for share data):

	For the Year Ended December 31, 2008	Period January 30, 2007 to December 31, 2007
Loss from continuing operations before minority interests and income taxes	$(161,462)	$(11,914)
Minority interests	(843)	—
Benefit (provision) for income taxes	51,933	—
Loss from continuing operations	$(110,372)	$(11,914)
Income (loss) from discontinued operations	163	45
Gain on sale of real estate	14,189	—
Net income (loss) attributable to common shareholders	$(96,020)	$(11,869)
Weighted average common shares outstanding – basic	86,866,699	85,218,110
Weighted average common shares outstanding – diluted	86,866,699	85,218,110
Net income (loss) per share - basic	$(1.11)	$(0.14)
Net income (loss) per share - diluted	$(1.11)	$(0.14)

For all time periods presented, the potentially dilutive shares were not included in the loss per share calculation as their effect is anti-dilutive.  For the year ended December 31, 2008, the potentially dilutive shares that were not included consist of 224,904 unvested shares of restricted stock and 402,835 LTIP units granted to employees and directors of the Company. For the period ended December 31, 2007, the potentially dilutive shares that were not included consist of 359,736 unvested shares of restricted stock and 347,835 LTIP units granted to employees and directors of the Company.

14. EQUITY INCENTIVE PLAN

On January 30, 2007, we adopted an equity incentive plan. The purpose of the 2007 Equity Incentive Plan is to provide us with the flexibility to use restricted stock, LTIP units and other awards as part of an overall compensation package to provide compensation to attract and retain qualified personnel. The LTIP units are interests in the operating partnership that, upon the allocation of profits from the operating partnership over time, may be converted into the operating partnership’s common units (a “Partnership Common Unit”) and consequently, become redeemable by the holder on a one-for-one basis for cash equal to the value of a share of our common stock or, at the Company’s election, a share of the Company’s common stock. We have initially reserved 2,277,500 shares of our common stock for the issuance of awards under our equity incentive plan. From the initial reservation, there remain 1,072,265 unissued shares of our common stock under our equity incentive plan. The number of shares reserved under our equity incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our equity incentive plan will be available for future awards.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

14. EQUITY INCENTIVE PLAN (Continued)

Restricted Stock

On January 30, 2007, pursuant to our equity incentive plan, the Company awarded 314,436 shares of restricted stock to non-executive employees. An additional 103,300 shares of restricted stock were issued subsequently through December 31, 2008. Restricted stock issued to non-executive employees vests one-third on each of the first, second and third anniversary dates of the grant. Also on January 30, 2007, an initial grant of 10,000 shares of restricted stock was issued to non-employee directors, which vest on the second annual meeting of the shareholders following the year of grant, subject to the director’s continued service through the day immediately preceding such meeting. During the period from January 30, 2007 through December 31, 2008, 90,336 shares of non-executive employee restricted stock were forfeited and 112,496 shares of employee restricted stock vested.

As of December 31, 2008, there was approximately $1.2 million of total unrecognized compensation cost related to the non-vested portion of restricted stock under the equity incentive plan. The cost is expected to be recognized over a weighted average period of 1.1years. The fair value of the unvested restricted shares outstanding as of December 31, 2008 was approximately $2.2 million.  The compensation cost related to restricted stock recognized during the years ended December 31, 2008 and 2007 was $1.1 million each per year.

RRestricted Stock	Number of Restricted Stock Shares	Weighted Average Issuance Date Fair Value
Outstanding at January 1, 2008	359,736	$10.09
Issued	22,500	2.74
Vested	(112,496)	3.87
Forfeited	(44,836)	6.90
Outstanding at December 31, 2008	224,904	$9.94

Long-term Incentive Units

Under our equity incentive plan, our operating partnership issued to certain executives an aggregate of 327,835 LTIP units on January 30, 2007. These LTIP units are subject to a two-year restriction period during which the LTIP units and the Partnership Common units (into which the LTIP units are convertible) are prohibited from being redeemed or transferred, and vest over three years subject to certain continuing employment requirements.  On December 31, 2008 and 2007, our operating partnership issued certain executives an aggregate of 40,000 LTIP units pursuant to their employment agreements (an aggregate 20,000 LTIP units per year).  On May 8, 2008, we hired Andrew Murray to serve as Chief Financial Officer of the Company effective May 23, 2008.  Mr. Murray is entitled to receive up to 200,000 LTIP units upon the achievement of certain performance milestones and 300,000 LTIP units upon the passage of time pursuant to his employment agreement.

During the period from January 30, 2007 through December 31, 2007, compensation expense related to LTIP units was approximately $0.8 million.  During the year ended December 31, 2008, compensation expense related to LTIP units was approximately $0.9 million.  As of December 31, 2008, there was approximately $1.4 million of total unrecognized compensation cost related to the LTIP units under the equity incentive plan.

LTIP Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	347,835	$7.43
Granted	55,000	1.20
Redeemed	—	—
Outstanding at December 31, 2008	402,835	$6.66

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

14. EQUITY INCENTIVE PLAN (Continued)

Assumptions used to Value Long-term Incentive Units

We engaged a third party consultant to assist the Company with an analysis to value the LTIP units issued at the IPO date to our executives and the LTIP units issued in May 2008 to Andrew Murray.

For the units issued at the IPO, our analysis indirectly applied the market approach of asset valuation to our LTIP units and utilized the weighted average market value of the Company’s common stock of $10.63 on the date of the grant as the starting point for the discounted market value analysis.   Next, a discount was applied due to the lack of marketability, or illiquidity, of the LTIP units as the LTIPs cannot be redeemed or transferred for two years from the grant, or valuation date. With respect to illiquidity or lack of marketability, various restricted stock studies reporting the discounts observed on restricted stock of similar companies that also have publicly traded stock were cited. Also considered was a published marketability analysis that computes discounts for securities whose volatilities are most similar to real estate company stocks, which was 20 percent. From this information, an illiquidity discount of 20 percent for the LTIP units was utilized for valuation purposes.

A second discount due to the risk related to the book-up requirement of the LTIP units was also made.  To determine the uncertainty of a book-up event or post-vesting probabilities, the third-party consultant made inquiries of management as to the probabilities of a book-up event over time. Also reviewed was the partnership agreement of the Company’s operating partnership for events that would trigger a book-up event.  With this information it was determined that the expected timing, or delay, for the book-up event was approximately two years.  The methodology was based on “when” the book-up requirement would be met, not “if”, thus the expected volatility of 20 percent was a relevant factor in this discount calculation as well.  Overall, the uncertainty of the book-up timing was estimated to add approximately 7.5 percent to the discount factor.

Thus, the combined discount was 27.5 percent and, when applied to the starting grant date common share price of $10.63, each LTIP unit issued at the IPO was valued at $7.71.  In addition, the LTIP units issued at the end of 2007 were issued with the same 27.5 percent discount as no significant changes were noted.

For the 300,000 employment based LTIP units granted to Andrew Murray, the same approach was used in the valuation of the LTIP units issued at the IPO, except that the market value of the Company’s common stock of $1.96 on the date of the grant was used as the starting point for the discounted market value analysis.   Considering current market conditions and estimates, an illiquidity discount of 30 percent based on the illiquidity of the units and review of a marketability analysis that computes discounts for securities with a volatility similar to ours, which was estimated to be 55 percent over the next three years.  A second discount due to the risk related to the book-up requirement of the LTIP units was not taken as it was determined that within the valuation considerations of SFAS 123(R), the fair value of the LTIP units would not be materially affected by the restriction.  Thus, the applicable discount was 30 percent and, when applied to the starting grant date common share price of $1.96, each LTIP unit was valued at $1.37.

For the 200,000 performance-based LTIP units granted to Andrew Murray, a Monte Carlo method was used to estimate the value of these units.  The model estimated the value after 100,000 trials by simulating, in a risk-neutral framework using the 3-year risk-free rate of 2.73% and expected volatility of 55%, the Company’s stock price and calculating the present value of each tranche of Mr. Murray’s performance-based LTIP units if and when they are granted over the three-year term of Mr. Murray’s employment agreement.  After calculating the present value of each tranche with the model, the same discount factor of 30 percent for the lack of marketability was applied.  Thus, each tranche of 40,000 units was valued as follows.

	Stock Price Threshold	Issuance Date Fair Value
Tranche 1	$10	$0.21
Tranche 2	11	0.18
Tranche 3	12	0.15
Tranche 4	13	0.13
Tranche 5	14	0.11

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

14. EQUITY INCENTIVE PLAN (Continued)

In the Company’s view, the models used met all three criteria required by SFAS 123(R), paragraph A8.  The valuation technique applied was applied in a manner consistent with the fair value measurement objective and was based on established principles of financial economic theory and generally applied in that field.  In addition, it reflected all substantive characteristics of the instrument as it reflected the market price of a common share discounted for the lack of marketability and the risk related to the book-up requirement.

15.  QUARTERLY FINANCIAL DATA (Unaudited)

Presented below is a summary of our consolidated and our Predecessor’s combined quarterly financial data for the years ended December 31, 2008 and 2007 (in thousands except per share data).

	Consolidated Financial Statements
	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total revenue	$6,003	$6,159	$6,004	$6,018
Loss from continuing operations before minority interest and income taxes	(13,712)	(7,285)	(15,519)	(124,946)
Loss from continuing operations	(11,343)	(6,478)	(15,520)	(77,031)
Income (loss) from discontinued operations	7,304	70	15,697	(8,719)
Net (loss) income	(4,039)	(6,408)	177	(85,750)
Net (loss) income per share - basic	(0.05)	(0.07)	0.00	(0.98)
Net (loss) income per share - diluted	(0.05)	(0.07)	0.00	(0.98)
Weighted average shares outstanding - basic	85,746,786	86,422,172	86,931,457	87,852,200
Weighted average shares outstanding - diluted	85,746,786	86,422,172	88,031,465	87,852,200

	Predecessor	Consolidated Financial Statements
	Period from January 1, 2007 to January 29, 2007	Period from January 30, 2007 to March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007
Total revenue	$2,167	$4,882	$6,184	$6,327	$5,801
Loss from continuing operations	(1,950)	(1,434)	(3,651)	(3,549)	(3,280)
(Loss) income from discontinued operations	(54)	(109)	32	(521)	643
Net loss	(2,004)	(1,543)	(3,619)	(4,070)	(2,637)
Loss per share – basic and diluted	N/A	(0.02)	(0.04)	(0.05)	(0.03)
Weighted average shares outstanding – basic and diluted	N/A	84,045,736	85,478,164	85,478,164	85,478,164

  The quarterly financial information does not equal the amounts reported on our quarterly reports on Form 10-Q due to certain reclassifications of revenues and expenses to discontinued operations, in accordance with SFAS 144 (See Note 10).

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

16. COMMITMENTS AND CONTINGENCIES

 We previously had a build-to-suit arrangement with Dynamic Builders that would allow us to identify a property for development and Dynamic Builders would acquire the property and construct the improvements according to our specifications. Pursuant to this arrangement, our aggregate purchase prices upon project completion totaled approximately $88.9 million of which $12.4 million had been paid in deposits and included in real estate held for development as of December 31, 2007.  During 2008, we carefully evaluated our options and made the strategic business decision to no longer pursue both outstanding property purchases which comprised the $88.9 million in aggregate purchase prices from Dynamic Builders. We forfeited our $12.4 million in purchase deposits and wrote off the amount to impairment on real estate assets.  As of December 31, 2008, the Company is not pursuing any new agreements with Dynamic Builders under this arrangement.

As of December 31, 2007, we were subject to an aggregate of approximately $9.0 million in purchase obligations to acquire two other development projects (American Fish and 1828 Oak Street).   During 2008, we paid an additional $0.5 million in deposits for the American Fish project.  Subsequent to December 31, 2008, we terminated our lease and option rights at our American Fish project in exchange for a portion of the sales proceeds.  As of February 17, 2009, we have terminated the purchase obligation for the 1828 Oak Street project.

As of December 31, 2007, we had a purchase contract with the parents of Richard Meruelo to acquire an industrial project known as Overland Terminal for $17.0 million.  On September 3, 2008, we completed the purchase of this project for the contracted amount.  Concurrent with our purchase of this project, we entered into an agreement to sell this project to a third party.  The third party agreed to purchase the project from us for $19.7 million and the transaction closed in November 2008.

As of December 31, 2007, we had a $0.15 million irrevocable standby letter of credit outstanding to guarantee our obligations related to environmental remediation activities at our Vignes Village project.  The beneficiary could draw upon the letter of credit in the event of contractual default by us relating to the obligation.  The letter of credit had a maturity date of June 2008, which we did not extend as we have completed the environmental remediation and satisfied our obligations.

In connection with our purchase of a portion of the Southpark Towers project, we agreed to construct a parking structure containing parking spaces for the benefit of an adjacent project not owned by us.  We have not yet commenced construction of this structure.  Pursuant to the terms of the agreement, monetary damages may apply for each day after July 1, 2008 that construction is not complete, subject to certain conditions.  Additionally, the seller of such portion or its assignee may have rights to reclaim such portion of the project, subject to the debt thereon, if construction of the parking structure has not commenced by October 1, 2008, subject to certain conditions.  We are currently providing a portion of the Southpark Towers project as temporary surface parking for the adjacent project not owned by us until such time that the parking structure is completed.

Our commitments and contingencies include the usual obligations of real estate owners, operators and developers incurred in the normal course of business. In the opinion of management, the resolution of these matters is not expected to have a significant impact on our consolidated financial position or results of operations. We maintain cash at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage.  Management believes that the risk is not significant.

17. RELATED-PARTY TRANSACTIONS

As of December 31, 2008 and December 31, 2007, we did not owe Richard Meruelo or entities affiliated with him any funds.  As of December 31, 2007, we were contingently owed approximately $14.2 million pursuant to an affiliates note receivable pursuant to an arrangement with two of our affiliates indirectly owned by Messrs. Richard Meruelo and John Charles Maddux.  We were not owed this amount as of December 31, 2008 because we received the proceeds during the year.  As discussed in greater detail below, this arrangement does not involve any borrowing by the two affiliates from us.  Rather, the arrangement is akin to an “earnout,” pursuant to which we may issue common stock to the affiliates.

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
(Continued)

17. RELATED-PARTY TRANSACTIONS (continued)

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

Pursuant to the arrangement, we agreed that, if and when amounts owing under the contingent note receivable are paid and are no longer subject to litigation risk, we would issue to affiliates of Messrs. Meruelo and Maddux a total number of shares of common stock having a value equal to such payments (valuing the common stock for this purpose at the per share price in our IPO), plus pay their interest at the “applicable federal rate” in effect from the date of the IPO closing through the date of the stock issuance. On February 14, 2007, in consideration of payments made under the contingent note receivable, we issued a total of 275,207 shares pursuant to the contingent issuance arrangement. In addition, on March 10, 2008, we issued 840,000 shares to affiliates of Messrs. Meruelo and Maddux that we had a contingent obligation to issue based on amounts that were previously paid to our company by the Taylor Yards entity and that have since become no longer subject to litigation risk.  As a result of such litigation risk being removed, the company has no contingent or other obligation to return such amounts received.  Any further payment of the contingent note receivable and any further contingent issuance of stock depends on the amount of the condemnation proceeds for the Taylor Yards property.  On July 28, 2008, we issued 1,421,423 additional shares to Messrs. Meruelo and Maddux because we received $14.2 million in consideration for the contingent notes receivable and the litigation risk was removed.  We have no additional obligation to issue shares to those two affiliates.

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

Following our IPO, we continued to provide legal services to the Taylor Yards entity under a services agreement with the Taylor Yards entity effective as of January 30, 2007. This agreement ended in July 2008 with the settlement of the litigation. Fees generated under the agreement for the year ended December 31, 2008 totaled $24,500.   Fees generated under the agreement for the period January 30, 2007 thru December 31, 2007 totaled $38,500. Any other services provided to Richard Meruelo or entities affiliated with him are billed directly to Mr. Meruelo and included in management fees in the consolidated statements of operations.

We provide property management, leasing and development services to properties that are owned by a related party, namely Homero and Belinda Meruelo, the parents of Richard Meruelo. Management fees generated for the years ended December 31, 2008, 2007 and 2006 totaled $0.2 million, $0.2 million and $0.2 million respectively. Because of the nature and extent of transactions with affiliates, the accompanying consolidated financial statements may or may not be indicative of the condition that would have existed or the results of operations that would have occurred if our predecessor business had operated without such affiliates.

On May 27, 2008, we completed the first part of an interim financing of our operating project at 2000 San Fernando Road (Fedex) to a related party, namely an entity controlled by the parents of Richard Meruelo.  As part of this interim financing of this project, we sold this project to this related party for approximately $28.4 million subject to a subsequent resale agreement.  As part of this resale agreement, we participated 100% in the subsequent sale proceeds in excess of the original sales price net of transaction costs plus an imputed 14.0% annual cost of carry to the related party when this property was subsequently resold.  We treated this transaction as a financing transaction and deferred a gain of $9.0 million during the quarter ended June 30, 2008.  On August 15, 2008, the related party resold the project to a third party buyer for $35.0 million. We received approximately $5.2 million of net proceeds pursuant the resale agreement in August 2008.  We also recognized the full $14.2 million gain on the sale related to this project in our consolidated financial statements and recorded $1.1 million in interest and transaction costs paid to the related party.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
18. INCOME TAXES

Our operations are carried on through the operating partnership and its subsidiaries. The operating partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the operating partnership allocated to us in accordance with the operating partnership’s Agreement of Limited Partnership. As of December 31, 2008 and 2007, we held a 99.6% capital interest in the operating partnership.  For the year ended December 31, 2008 and for the period from January 30, 2007 through December 31, 2007, we were allocated 99.6% and 100%, respectively, of the losses from the operating partnership for financial reporting purposes.

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

The differences between the total income tax (provision) or benefit from continuing operations for financial statement purposes and income taxes computed using the federal income tax rate of 35% for the periods ended December 31 were as follows:

Continuing Operations	2008		2007
Federal tax benefit on pretax loss at statutory rates	$56,745	35.00%	$4,154	35.00%
State tax, net of federal benefit	9,253	5.71%	676	5.70%
Permanent items	(402)	(0.25)%	(34)	(0.29)%
Valuation allowance	(13,663)	(8.43)%	(4,796)	(40.41)%
Benefit (provision) for income taxes	51,933	32.03%	-	0.0%

Discontinued Operations
Income tax on income from discontinued operations	$(112)	(40.75)%	N/A	N/A
Income tax on gain on sale of assets	(9,490)	(40.75)%	N/A	N/A
Provision for income taxes – discontinued operations	(9,602)	(40.75)%	N/A	N/A
Net tax benefit (provision)	42,331	30.55%	N/A	N/A

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  The significant components of deferred tax assets and liabilities at December 31, 2008 and 2007 consist of the following (in thousands):

Deferred tax assets:	2008	2007
NOL carryforwards	$18,094	$7,473
State taxes	-	2,737
Allowance accounts	237	121
Deferred compensation	411	748
Other	109	-
Prepaid rent	76	68
	18,927	11,147
Less: valuation allowance	(18,459)	(4,796)
Net deferred tax assets	468	6,351
Deferred tax liabilities:
Property and equipment basis	$(360)	$(43,517)
Capitalized interest	-	(3,225)
Deferred rent	(108)	(203)
Other	-	(507)
Total deferred tax liabilities	(468)	(47,452)
Net deferred tax asset (liability)	$-	$(41,101)

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
18. INCOME TAXES (Continued)

As of December 31, 2008, we had total net operating loss carryforwards for federal and state income tax purposes of approximately $44.4 million and $44.3 million, respectively. The federal and state loss carryforwards begin to expire in 2027 and 2017, respectively.  Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards may be limited or lost if a cumulative change in ownership of more than 50% occurs within a three-year period.  We have also established a valuation allowance of $18.5 million to reduce deferred tax assets to the amounts considered realizable at December 31, 2008.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements at December 31, 2008 and 2007.

19.  TENANT CONCENTRATIONS

The tenants in our commercial properties for rent consist largely of wholesalers and manufacturers.  A significant portion of our and the Predecessor’s rental revenues were generated from our largest tenant, American Apparel.  American Apparel became a month-to-month tenant upon the expiration date of its lease of December 31, 2008.  As of March 13, 2009, American Apparel is a rent paying tenant based on the terms of the expired lease and we are currently in the process of negotiating a new lease with this tenant.  There are no assurances that we will be successful in securing this new lease. The revenue recognized related to this tenant was greater than 10% of consolidated and combined rental revenue for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006
American Apparel	$2,823	$2,882	$2,691

20. RECENT ACCOUNTING PRONOUNCEMENTS

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
(Continued)

20. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R will significantly change the accounting for business combinations.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R applies prospectively to business combinations occurring in any reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141R is not expected to have a significant impact on our consolidated financial position and results of operations.

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

21. SUBSEQUENT EVENTS (Unaudited)

On January 28, 2009, we drew down the second tranche of $42.0 million of our 717 W 9th Street loan.  The loan balance is now $84.0 million.

Subsequent to year-end, we have resolved the two outstanding purchase obligations discussed earlier in this report.   On January 5, 2009, we terminated our lease and option rights at our American Fish project in exchange for a portion of the sales proceeds.  As of February 17, 2009, we have terminated the purchase obligation for the 1828 Oak Street project.

As previously mentioned, we may be in default as we have not been able to extend or refinance any of the approximately $86.9 million in loans that matured in the first quarter of 2009 and we did not make a scheduled $5.0 million principal paydown due on a land loan in the first quarter of 2009.  We also recently stopped making our regular monthly interest and principal payments on 26 of our 30 loans.  As a result, two of our secured lenders have commenced foreclosure proceedings.  With respect to our Pomona East project, our secured lender has commenced a nonjudicial foreclosure proceeding by filing, on February 17, 2009, a notice of default and election to sell in the real property records.  With respect to our 788 S. Alameda project, our secured lender has commenced a judicial foreclosure proceeding by filing an action on March 4, 2009 in the Superior Court of the County of Los Angeles, and has additionally requested the appointment of a receiver for this project.  A hearing regarding the appointment of receiver is scheduled for March 30, 2009.

MERUELO MADDUX PROPERTIES, INC.

SCHEDULE III

 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2008 (in thousands)

		Initial Cost (1)		Cost Capitalized (Expensed) Subsequent to Original Acquisition		Gross Carrying Amount at December 31, 2008
Project/Property Name	Encumbrances at December 31, 2008	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation at December 31, 2008	Year Built / Renovated	Year Acquired (2)
Center Village	10,335	16,370	989	6,509	74	22,879	1,063	23,942	556	1937	2005
717 W. Ninth Street(3)	42,000	21,106	309	-	45,215	21,106	45,524	66,630	-	-	2005
1500 Griffith Avenue	6,198	6,857	4,888	-	15	6,857	4,903	11,760	482	1978	2005
Barstow Produce Center(3)	15,189	2,598	5,398	(598)	(1,140)	2,000	4,258	6,258	258	1974	2005
Pomona Park Village/Pomona Retail(3)	17,280	38,349	2,804	(8,582)	5,196	29,767	8,000	37,767	1,989	1985	2005
The Union Lofts(3)	28,108	1,914	8,843	-	15,553	1,914	24,396	26,310	905	1928/2008	2005
Washington Cold Storage	9,555	3,122	9,110	-	38	3,122	9,148	12,270	623	2006	2006
Washington Produce Market	6,072	126	-	3,196	6,264	3,322	6,264	9,586	320	2007	2007
Citrus Gardens	-	4,124	-	2,856	-	6,980	-	6,980	-	-	2005
Covina Gardens (3)	-	1,801	-	(801)	-	1,000	-	1,000	-	1970	2004
San Fernando Court	-	9,520	-	111	369	9,631	369	10,000	-	-	2005
Southern California Institute of Architects	10,114	3,164	12,146	-	-	3,164	12,146	15,310	799	1907	2004
Sky Arc	17,000	27,269	-	14,944	-	42,213	-	42,213	-	-	2004
Meruelo Baldwin Park	-	6,321	86	2,220	-	8,541	86	8,627	-	-	2007
Meruelo Wall Street	20,878	17,738	13,937	-	137	17,738	14,074	31,812	1,787	2000	2004
5707 S Alameda (3)	-	3,568	-	230	668	3,798	668	4,466	66	1944	2005
Vignes Village(3)	-	11,071	-	(771)	-	10,300	-	10,300	-	-	2005
1211 E Washington Blvd/Washington at Central	-	2,508	4,881	-	43	2,508	4,924	7,432	473	1951	2005
4th Street Center	3,198	6,035	53	-	1,060	6,035	1,113	7,148	36	1919	2005
Desmond Building	5,340	13,786	-	4,942	-	18,728	-	18,728	-	1917	2005
620 Gladys Ave	5,383	3,148	145	10,008	455	13,156	600	13,756	464	1986	2005
801 E 7th Street parking lot(4)	-	6,496	1,504	(6,091)	(1,504)	405	-	405	-	2004	2003
Ceres Street Produce Center(3)	-	2,122	-	165	-	2,287	-	2,287	-	1977	2005
1000 E Cesar Chavez	-	4,563	1,025	-	759	4,563	1,784	6,347	149	1960	2005
230 W Ave 26th	-	3,646	2,008	649	437	4,295	2,445	6,740	187	1945	2005
1919 Vineburn Avenue(3)	5,473	4,388	3,616	(254)	17	4,134	3,633	7,767	279	1984	2005
2131 Humboldt Street (306 N Ave 21)	-	3,049	249	(663)	14	2,386	263	2,649	207	1946	2005
Olive Street Towers	-	13,039	-	1,946	-	14,985	-	14,985	-	-	2005
500 Mateo Street	460	1,728	530	-	-	1,728	530	2,258	40	1953	2006
420 Boyd Street	5,950	7,988	612	-	-	7,988	612	8,600	306	1922/1990	2007
3rd & Omar Street	2,569	4,338	375	-	15	4,338	390	4,728	33	1958	2005
2131 Humboldt Street(3)	7,000	19,609	-	(4,558)	-	15,051	-	15,051	-	1990	2005
Ullman Tower One	8,885	25,141	-	6,321	-	31,462	-	31,462	-	-	2005
South Park Towers	20,000	47,292	-	22,398	-	69,690	-	69,690	-	-	2005
TransAmerica Lofts	-	5,458	-	1,663	1,626	7,121	1,626	8,747	820	1970	2004
Ullman Tower Two	-	14,923	-	3,350	-	18,273	-	18,273	-	-	2005
788 S Alameda	7,165	2,799	-	10	6,043	2,809	6,043	8,852	436	2006	2003
Meruelo Chinatown Towers	-	5,273	-	2,465	-	7,738	-	7,738	-	-	2003
Alameda Square	30,580	4,491	13,729	-	6,172	4,491	19,901	24,392	5,704	1923	1998
Seventh Street Produce Market	28,228	2,702	12,646	-	9,332	2,702	21,978	24,680	5,208	1923	1998
Crown Commerce Center	10,182	4,274	10,380	549	(661)	4,822	9,719	14,541	2,505	1988	2000
American Apartments	-	506	1,002	-	(284)	506	718	1,224	191	1906	1999
905 E 8th Street(3) (5)	1,950	893	1,768	(223)	1,894	670	3,662	4,332	331	2004	2003
Musica Latina Building(3)	-	618	-	710	-	1,328	-	1,328	-	1926	1990
American Fish (3)	-	-	-	326	-	326	-	326	-	1981	-
Santa Fe Plaza	3,137	4,027	1,742	-	962	4,027	2,703	6,730	18	2007	2007
1828 Oak Street(3), (6)	-	181	-	(181)	-	-	-	-	-	1925	-
Camfield Retail Center(3)	-	5,500	-	(1,000)	-	4,500	-	4,500	-	-	2007
	328,229	395,539	114,775	61,846	98,769	457,384	213,543	670,927	25,172

(1)	Includes non-cash purchase accounting adjustments made as a result of the IPO.
(2)
The indicated year in this column is the first year in which an acquisition of a parcel constituting part of the entity’s project closed, if the closing occurred on or before December 31, 2008. If no closing occurred on or before December 31, 2008, no year is indicated in this column. However, in many cases, parcels were placed under option or other purchase arrangement before the indicated year as part of the land assemblage process, often several years before the closing. In such cases, the parcels were held, or are currently held, subject to the purchase rights and acquired, or will be acquired, upon later exercise of the rights.

(3)	Includes impairment loss.
(4)	We sold most of this project. However, we have the parking lot remaining.
(5)	We sold 816 Stanford, a building attached to this project.
(6)	We anticipate forfeiting our deposit on this project.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR

SCHEDULE III

CONSOLIDATED AND COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued, in thousands)

The following table reconciles the historical cost of our and the Predecessor’s investments in real estate from January 1, 2006 through December 31, 2008:

	Years Ended December 31,
	2008	2007	2006
Real Estate Assets
Balance, beginning of period	$787,510	$508,968	$418,501
Non-cash purchase accounting adjustments (1)	1,230	94,281	—
Non-cash impairment losses	(142,295)	—	—
Additions – property acquisitions	39,231	100,237	37,059
– improvements (2)	70,861	84,024	58,884
Deductions – property dispositions	(85,610)	—	(5,476)
Balance, end of period	$670,927	$787,510	$508,968
Accumulated Depreciation
Balance, beginning of period	$19,625	$14,159	$10,852
Additions – depreciation	6,740	5,662	3,307
Deductions – disposals	(1,193)	(196)	—
Balance, end of period	$25,172	$19,625	$14,159

(1)	Represents purchase accounting adjustments made to the asset base due to the IPO.
(2)	Includes non-cash accruals for capital items.

Depreciation of real estate assets reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Building and improvements	39 years
Tenant improvements	Term of respective lease
Tenant origination costs	Term of respective lease