Form 10-K/A
period 2008-12-31
Meruelo Maddux Properties, Inc.
filed 2009-04-30
CIK 1375083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]  No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:
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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

Number of the registrant’s common stock outstanding as of April 29, 2009: 87,845,789

DOCUMENTS INCORPORATED BY REFERENCE:
     None.

Explanatory Note

The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to include all of the Part III information required by applicable SEC rules and regulations. The Registrant intended to satisfy its obligations by incorporating by reference into Part III of its Annual Report on Form 10-K the Registrant's definitive proxy statement for its 2009 Annual Meeting of Stockholders (the “Annual Meeting”). However, the Registrant will be unable to file its definitive proxy statement within the time period allotted for incorporation by reference under applicable SEC rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in its Annual Report on Form 10-K for the year ended December 31, 2008.

As required by Rule 12b-15, the Registrant's principal executive officer and principal financial officers are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in its Annual Report on Form 10-K for the year ended December 31, 2008 to add such reports as Exhibits.

Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and does not purport to reflect any information or events subsequent to the filing thereof.

We refer to Meruelo Maddux Properties, Inc. as “Meruelo Maddux,” the “Company,” “us,” “we” and “our” in this report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Board of Directors and Its Committees

The Company is managed under the direction of our seven-member Board of Directors.  Members of our Board are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them, by visiting our properties and by participating in meetings of the Board and its committees.  Four of the directors are independent of the Company’s management.  Meruelo Maddux Properties, Inc. has three permanent committees:  the audit committee, the compensation committee, and the nominating and corporate governance committee.  The Board of Directors has adopted a written charter for each of these committees. Though the Company is no longer listed on The Nasdaq Global Market™, each of these committees has three directors and is composed exclusively of independent directors, as defined in the rules and listing qualifications of Nasdaq and, with respect to the members of the audit committee, the Securities Exchange Act of 1934, as amended.  Each of the directors of the compensation committee satisfies the definition of a “non-employee director” as defined in the rules of the Securities Exchange Act of 1934, as amended.

Audit Committee and Audit Committee Financial Expert

            Our Board has established an audit committee, whose chairman is Philip S. Payne and whose other members are John B. Hansen and Anthony A. Williams. Each of the members of the audit committee meets the applicable independence rules and regulations of Nasdaq and the SEC. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Director Independence” below.  Our Board has determined that Mr. Payne is an “audit committee financial expert” under applicable SEC rules and regulations.

Corporate Governance Matters

The Company has adopted a code of ethics that applies to all Company employees and each member of the Company’s Board of Directors and corporate governance guidelines.  We anticipate that any waivers of our code of ethics will be posted on the Company’s website. The following documents are available at the Company’s website at www.meruelomaddux.com in the “Corporate Governance” area of the “Investor Relations” section:

• audit committee charter	• code of ethics
• compensation committee charter	• corporate governance guidelines
• nominating and corporate governance committee charter	• whistleblower policy

Each committee reviews its written charter annually.  Copies of the documents listed above are available free of charge in print to any stockholder who requests them.  Requests should be sent to Meruelo Maddux Properties, Inc., 761 Terminal Street, Building 1, Second Floor, Los Angeles, California 90021, Attention: Corporate Secretary.

Information Regarding the Directors

The biographical descriptions below set forth certain information with respect to each director.  Each of our current directors has served on the Board since our initial public offering, which was consummated in January 2007 (“IPO”).

Richard Meruelo Chairman and Chief Executive Officer Age: 44 Shares beneficially owned: 39,911,378 LTIP units owned: 20,000(1)
Mr. Meruelo has served as our Chief Executive Officer and Chairman of our Board of Directors since our IPO. Mr. Meruelo served as chairman of our predecessor business from 1987 until our IPO. During that time, Mr. Meruelo led the strategic planning for the business while managing project acquisitions, purchase negotiations and related financings totaling nearly $1.2 billion. In addition, Mr. Meruelo was responsible for maintaining the predecessor business’ relationships with CalPERS and local and state governmental bodies that had land-use jurisdiction over the contributed projects. Mr. Meruelo earned his degree in business administration from the University of Southern California, with an emphasis in finance and real estate. Mr. Meruelo currently serves as a board member for the Central City East Association and the Los Angeles Central Industrial Redevelopment Project.

John Charles Maddux President, Chief Operating Officer and Director Age: 49 Shares beneficially owned: 5,797,588 LTIP units owned: 20,000(1)
Mr. Maddux has served as our President and Chief Operating Officer, and as a director since our IPO.  Mr. Maddux served as president of our predecessor business from 2005 until our IPO. Before joining our predecessor business, Mr. Maddux served as a founder and shareholder of the law firm of Nevers, Palazzo, Maddux & Packard, PLC from 1998 to 2005, and practiced law with the firm of O’Melveny & Myers, LLP from 1986 to 1996, where he was a member of the real estate practice group.  While at each firm, Mr. Maddux served as our predecessor’s outside legal counsel. Mr. Maddux earned his bachelor’s degree in business management—finance from Brigham Young University’s Marriott School of Management and his J.D. from Brigham Young University’s J. Reuben Clark Law School.  His affiliations include the Urban Land Institute, the International Conference of Shopping Centers, the Los Angeles County Bar Association and the California Bar Association, Real Property Section.

Lynn Beckemeyer Executive Vice President—Development and Director Age: 49 Shares beneficially owned: 0 LTIP units owned: 64,167(1)
Mr. Beckemeyer has served as our Executive Vice President for Development and as a director since our IPO.  He oversees work relating to planning, design, architecture and entitlement work as well as construction activity. Mr. Beckemeyer served as the senior vice president of development and construction of our predecessor business from 2006 until our IPO.  Before joining our predecessor business, Mr. Beckemeyer served in various real estate development and management positions with The Walt Disney Company for seven years before becoming vice president of worldwide corporate operations and real estate for Walt Disney from 2001 to 2006.  Prior to that, Mr. Beckemeyer managed the development, design and construction of urban projects in the Washington, DC metropolitan area and Dallas, Texas, from 1983 to 1994, with 21 International and The Limited, Inc.  Mr. Beckemeyer serves as a director of Avalon Entertainment, a private company. A registered architect and licensed contractor, Mr. Beckemeyer earned a degree in architecture and construction science at Kansas State University and studied real estate development at Harvard University Graduate School of Design.  Mr. Beckemeyer’s professional affiliations include the American Institute of Architects, the National Council of Architectural Registration Boards, the National Association of Home Builders and the Urban Land Institute.

John B. Hansen Director Age: 51 Share beneficially owned: 10,100 Committees: • Audit • Compensation (Chair)
Since 1987, Mr. Hansen has served as president and chief executive officer of Glenwood Properties, Inc., a real estate company which acquires, develops and redevelops multi-family, retail and office projects in urban and suburban markets in Southern California, Arizona, and Utah.  In addition, since 1995, Mr. Hansen has served as vice president of Greenwood Interests Holding, Inc., an affiliate of Greenwood Companies, which was the second largest operator of childcare centers in the Los Angeles area. Since 2000, Mr. Hansen has been a founding shareholder and director of Tomato Bank, N.A., a national bank operating in the Southern California market.  Mr. Hansen is a member of the board of advisors for Royal Field Morningside Fund LLC, a fund that was organized in 2006 to specialize in the redevelopment of urban multi-family and mixed-use projects in New York City. Mr. Hansen received a B.A. in literature from Brigham Young University.  He also received a J.D. from the University of Utah College of Law.

Philip S. Payne Director Age: 57 Shares beneficially owned: 7,500 Committees: • Audit (Chair) • Compensation • Nominating and corporate governance
Mr. Payne currently serves as chief executive officer of Babcock & Brown Residential.  From 2004 until 2007, Mr. Payne served as chairman of BNP Residential Properties, Inc., an AMEX-listed real estate investment trust focused on owning and operating apartment communities. BNP Residential Properties was acquired by Babcock & Brown in 2007.  Mr. Payne joined BT Venture Corporation, which was subsequently purchased by BNP Residential Properties, in 1990 as vice president of capital market activities and became executive vice president and chief financial officer in 1994.  He was named treasurer BNP Residential Properties in 1995 and became a director in 1997.  In 2004, Mr. Payne became chairman of the Board of Directors of BNP Residential Properties.  From 1987 to 1990, he was a principal in Payne Knowles Investment Group, a financial planning firm. From 1983 to 1987, he was a registered representative with Legg Mason Wood Walker.  From 1978 to 1983, Mr. Payne practiced law, and he currently maintains his license to practice law in Virginia. He received B.S. and J.D. degrees from the College of William and Mary.  He is a member of the board of directors of the National Multi Housing Council and a member of the Urban Land Institute.  In addition, he serves on the board of directors of Ashford Hospitality Trust, a NYSE-listed real estate investment trust focused on the hospitality industry, and is chairman of its audit committee.

Richard Garcia Polanco Director Age: 58 Shares beneficially owned: 2,500 Committees: • Compensation • Nominating and corporate governance (Chair)
Mr. Polanco is a former California State Assembly Member and Senator, having been first elected in 1986. He served in the State Assembly for eight years.  In 1994, he was elected to the State Senate and served as Senate Majority Leader from 1998 until his retirement in 2002.  Mr. Polanco chaired the California Latino Legislative Caucus from 1990 to 2002.  In October 2002, Mr. Polanco established the California Latino Caucus Institute for Public Policy, a non-profit organization to serve as a broad based public policy, educational and leadership development organization.  Prior to elected office, Mr. Polanco served on the staff of Los Angeles County Supervisor Ed Edelman, Assemblyman Richard Alatorre and former Governor Jerry Brown. Mr. Polanco attended East Los Angeles College, the University of Redlands and the Universidad de Mexico where he majored in business administration.

Anthony A. Williams Director Age: 57 Shares beneficially owned: 2,500 Committees: • Audit • Nominating and corporate governance
From 1999 through 2006, Mayor Williams served as the Mayor of the District of Columbia.  He is currently chief executive officer of Primum Public Realty Trust, a wholly-owned subsidiary of a Friedman Billings Ramsey affiliate.  In 2005, he served as vice chair of the Metropolitan Washington Council of Governments, an organization of local governments in and around Washington, DC.  In addition, in 2004, Mayor Williams served as president of the National League of Cities, which represents municipal governments throughout the United States to strengthen and promote cities as centers of opportunity and leadership. Prior to being elected Mayor, he served as the chief financial officer for the District of Columbia from 1995 to 1998, where he was responsible for the city’s financial turnaround. Prior to that, he served as the first chief financial officer for the U.S. Department of Agriculture. Mayor Williams also served as the Deputy State Comptroller of Connecticut, where he was responsible for the management of 250 separate funds and the state’s budget and accounting services. Mayor Williams received his B.A. in political science from Yale College, his J.D. from Harvard Law School and his master’s degree in public policy from the Kennedy School of Government at Harvard University.

(1)
Long-Term Incentive Plan Units in our subsidiary Meruelo Maddux Properties, L.P., through which we conduct most of our business operations (our “Operating Partnership”), are subject to forfeiture over a three-year period. Upon achieving parity with the common units in our Operating Partnership and becoming “redeemable” in accordance with the terms of the partnership agreement of our Operating Partnership, LTIP units may be redeemed for cash or, at our option, an equal number of shares of our Common Stock.

Information Regarding Named Executive Officers Who Are Not Directors

Unless otherwise noted, each of the named executive officers identified below have served in his respective position since our IPO.

Andrew Murray Chief Financial Officer Age: 41 Shares beneficially owned: 72,800 LTIP units owned: 35,000(1)
Since joining us in May 2008, Mr. Murray has been responsible for all corporate-level capital markets activities, oversight of the Company’s accounting and financial reporting functions, and management of our investor relations activities.  Prior to that time, Mr. Murray led the West Coast real estate investment banking activities for FBR Capital Markets Corporation (NASDAQ: FBCM), an investment banking, institutional brokerage and asset management firm, where he held the position of senior vice president.  Mr. Murray had been with FBR for four years and previous to that was a consultant for Prospect Financial Advisors, a registered broker dealer and financial advisor that provided capital access to companies to allow them to achieve significant corporate initiatives.  Prospect Financial Advisors was acquired by Galen Capital Corp., a merchant banking and private equity firm, in July 2007.  Mr. Murray began his career in 1989 at Salomon Brothers and is a graduate of the Wharton School of Business of the University of Pennsylvania.

Fred Skaggs Chief Accounting Officer Age: 55 Shares beneficially owned: 10,000 LTIP units owned: 50,167(1)
Mr. Skaggs has primary responsibility for all accounting activities. Mr. Skaggs served as our Chief Financial Officer from the time of our IPO until May 2008. He served as treasurer of our predecessor business from 2005 until our IPO. Before joining our predecessor business, he served as chief financial officer for Bright Development, a private residential and multifamily developer, where he guided the Company’s financial and operational performance from 2004 to 2005.  Prior to that, Mr. Skaggs served as the chief financial officer and controller for Shuwa Investments Corporation, a commercial real estate company with $3.2 billion in assets, from 1987 to 2004.  Mr. Skaggs also served as senior internal auditor and chief corporate accountant for the Masco Corporation from 1981 to 1987 and with Price Waterhouse from 1979 to 1981.  A certified licensed public accountant, Mr. Skaggs earned his degree in accounting from Brigham Young University’s Marriott School of Management with minors in English and Spanish.

Todd Nielsen General Counsel and Corporate Secretary Age: 40 Shares beneficially owned: 9,990 LTIP units owned: 81,667(1)
Mr. Nielsen is responsible for all legal issues relating to compliance with SEC regulations, as well as overseeing real estate transactions and other legal matters. Mr. Nielsen served as the general counsel of our predecessor business from 2005 until our IPO.  Before joining our predecessor business, Mr. Nielsen served as our predecessor’s outside legal counsel with the law firm of Nevers, Palazzo, Maddux & Packard.  Prior to that, Mr. Nielsen practiced law privately including with Brobeck, Phleger & Harrison. Mr. Nielsen’s private practice experience included representation of developers, investors, corporate users and lenders in connection with the acquisition, financing, development, construction, sale and leasing of retail, office, industrial, hotel, and residential projects.  Mr. Nielsen graduated magna cum laude in 1995 from Brigham Young University’s J. Reuben Clark Law School, and thereafter served as a law clerk to the Hon. Howard M. Kirshbaum of the Colorado Supreme Court.

Miguel Enrique Echemendia Chief Administrative Officer Age: 52 Shares beneficially owned: 7,250 LTIP units owned: 81,667(1)
Mr. Echemendia is responsible for all property management, leasing activities, property specific financing and other general administrative functions. Mr. Echemendia served as chief operating officer of our predecessor business from 2000 until our IPO and was responsible for strategic planning, acquisitions, finance and management.  Before joining our predecessor business, from 1989 to 2000, Mr. Echemendia served as a principal and chief financial officer of Villanueva Companies, a conglomerate involved in an array of investments including communications, real estate development, agriculture and management consulting. Prior to that, from 1987 to 1989, he served as business manager for KMEX-TV, the flagship station of the Univision Network with annual revenues in excess of $100 million.  In addition, Mr. Echemendia served in various managerial capacities at Security Pacific National Bank from 1979 to 1987, culminating as vice president of commercial lending.  He attended school in Spain and California State University, Los Angeles.

(1)
Long-Term Incentive Plan Units in Meruelo Maddux Properties, L.P., through which we conduct most of our business operations (our “Operating Partnership”), are subject to forfeiture over a three-year period. Upon achieving parity with the common units in our Operating Partnership and becoming “redeemable” in accordance with the terms of the partnership agreement of our Operating Partnership, LTIP units may be redeemed for cash or, at our option, an equal number of shares of our Common Stock.

Involvement in Certain Legal Proceedings

Each of the named executive officers named above were serving the Company as executive officers on March 26 and 27, 2009, the dates on which the Company and its direct and indirect subsidiaries and affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division (the “Court”).  It is anticipated that these Chapter 11 cases will be jointly administered under the caption “In re Meruelo Maddux Properties, Inc., et al., Case No. 1:09-bk-13356-KT.”  The Company expects to continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with applicable provisions of the Code and orders of the Court.

Section 16(a) Beneficial Ownership and Reporting Compliance.

Section 16(a) of the Securities Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (“10% Holders”), to file reports of ownership and changes in ownership with the SEC.  Officers, directors and 10% Holders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.  To the Company’s knowledge, except for four late reports filed by each of Messrs. Meruelo and Maddux reporting the receipt of Common Stock and LTIP units from the Company, and one late report filed by Mr. Murray reporting the receipt of LTIP units from the Company, based solely on review of the copies of such reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during the fiscal year ended December 31, 2008 the executive officers, directors and 10% Holders timely filed all reports they were required to file under Section 16(a).

Item 11.  Executive Compensation

COMPENSATION COMMITTEE REPORT

The following is a report by the Company’s compensation committee regarding the Company’s executive officer compensation program.

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained herein (“CD&A”) with management of the Company.  Based on the compensation committee’s review of the CD&A and the committee’s discussions of the CD&A with management, the compensation committee recommended to the Board of Directors (and the Board has approved) that the CD&A be included in the Company’s Annual Report on Form 10-K.

Submitted by the compensation committee of the Board of Directors

John B. Hansen (Chairman)
Philip S. Payne
Richard Garcia Polanco

EXECUTIVE OFFICER COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophies and Objectives

We believe that the primary goal of executive compensation is to align the interests of our named executive officers (as defined below) with those of our stockholders in a way that allows us to attract and retain the best executive talent.  Prior to our IPO, the compensation packages of our named executive officers were designed and negotiated to attract each of Messrs. Meruelo, Maddux, Skaggs, Nielsen and Echemendia.  Each officer was instrumental in developing our predecessor business and we wanted to retain their services at the newly-public company.  Currently and going forward, our main objective is to design compensation programs that remain competitive with our peers so that we can retain our named executive officers and grow the Company.  In that regard, our executive compensation is designed to reward favorable stockholder returns, stock appreciation, the Company’s competitive position within the real estate industry, the successful development and redevelopment of the Company’s projects and each executive officer’s long-term career contributions to the Company.  We expect that compensation incentives designed to further these goals will take the form of annual cash compensation and equity awards and long-term cash and equity incentives measured by policies and performance targets to be established by the compensation committee.

Roles of Compensation Committee, Management and Consultants

The 2008 compensation for each of our named executive officers listed in the table that follows this Compensation Discussion and Analysis was determined based both on a review of publicly-disclosed compensation packages of executives of other public real estate companies, and the terms and conditions of the employment agreements of our named executive officers.  Other than with respect to Mr. Murray, each employment agreement was negotiated prior to our IPO based on discussions with each executive and representatives of the underwriters of our IPO.  We did not retain a compensation consultant at the time of our IPO.  The key provisions of these agreements are discussed later in this report.

In 2008, in connection with the consummation of our IPO and the formation transactions, our Board of Directors appointed a compensation committee.  A primary function of the compensation committee is to recommend annually the composition and value of our executive officer pay packages, subject to the terms of the employment agreements.  The compensation committee intends to establish compensation policies, set incentive compensation performance targets designed to meet the executive compensation goals described above, and determine the compensation of our named executive officers consistent with the negotiated terms of their individual employment agreements and our pending bankruptcy petitions.

The compensation committee did not retain a third-party compensation consultant during 2008.  Because the initial terms of the employment agreements of our named executive officers entered into at the time of our IPO continued until January 2009, except with respect to: (i) the agreements of Messrs. Meruelo and Maddux which continue until January 2010 and (ii) the agreement of Mr. Murray which continues until May 2, 2011, the compensation committee elected to defer engaging a compensation consultant until 2009 or later.  During 2009, the compensation committee may retain a compensation consultant to study the total compensation packages, components and component amounts of the Company’s peers.  The compensation committee also expects the compensation consultant, if engaged during 2009, to assist the Company in identifying its peer group or groups.  If the compensation committee engages a compensation consultant during 2009, the committee believes the consultant may assist the committee in evaluating and planning executive compensation packages of the Company’s named executive officers as their employment agreements expire or are renewed during 2009 and 2010.  The employment agreements of Messrs. Skaggs, Nielsen and Echemendia and were not renewed.  Messrs. Skaggs, Nielsen and Echemendia have continued their employment with the Company.  The employment agreement of Mr. Ted McGongale, the Company’s former Chief Investment Officer, was not renewed.  Mr. McGonagle’s last day at the Company was January 30, 2009.

In addition to the above, the committee seeks the input of the chairman and chief executive officer, and president and chief operating officer when making compensation decisions regarding the other named executive officers.  When determining a named executive officer’s annual compensation, the committee will consider the Company’s prior year’s performance and each executive officer’s individual performance.  For more information on each executive officer’s employment agreement see “— Employment Agreements.”

2008 Executive Compensation Components

The discussion below focuses on the compensation awarded to Messrs. Meruelo, Maddux, Murray, Skaggs, Nielsen and Echemendia (the “named executive officers”).  Based on the terms of their respective employment agreements, the 2008 compensation for our named executive officers consisted primarily of the following components:

•	base salary;

•	cash bonus;

•	long-term equity incentive awards; and

•	perquisites and other personal benefits.

Base salaries.  Base salaries of our named executive officers were based on each named executive officer’s employment agreement.  The base salaries were established based on an assessment of the scope of their responsibilities, expertise and experience within the industry, expected contributions to the Company and the competitive market compensation paid to named executive officers in similar positions at other public real estate companies.

Cash bonuses.  The cash bonus portion of the named executive officer’s compensation is determined in part by each named executive officer’s employment agreement. Messrs. Meruelo and Maddux are guaranteed cash bonuses of at least 50.0% of their annual base salaries.  The other named executive officers are guaranteed minimum bonuses of at least 25.0% of their annual base salaries.  Based on the achievement of individual- or Company-based performance measures, the committee had discretion to award cash bonuses in amounts greater than the minimum guaranteed portion described above.  The committee did not exercise that discretion and the minimum cash bonus required to be awarded under each named executive officer’s employment agreement was paid.  The cash bonuses paid in 2008 are shown in the Summary Compensation Table below.

Long-term equity incentive awards.  Our named executive officers are also eligible to receive long-term equity awards under the Company’s 2007 Equity Incentive Plan.  Awards granted to named executive officers and other employees under the incentive plan are designed to provide those grantees with an equity incentive to promote the long-term success of the Company in line with the stockholders’ interests.

At the time of our IPO, the full board of directors approved the award of LTIP units in Meruelo Maddux Properties, L.P. (the “Operating Partnership”) to our named executive officers.  For the year ending 2007, our compensation committee granted two types of awards under the incentive plan to Company employees: shares of restricted stock and LTIP units in our Operating Partnership.  In 2008, some of our named executive officers were awarded LTIP units.  LTIP unit awards have a three-year forfeiture period which is tied to each named executive officer’s continued service to the Company or the Operating Partnership.  The Company has not granted any stock options.

LTIP units are a special class of partnership interest in our Operating Partnership.  Initially, LTIP units do not have full parity with common units with respect to distributions of disposition proceeds, are not redeemable for shares of our Common Stock and have a liquidation value of zero.  Each LTIP unit will generally receive distributions of operating income (as compared to distributions of disposition proceeds) equivalent to that paid on share of our Common Stock.  Upon the occurrence of certain events in accordance with the terms of our Operating Partnership agreement, the LTIP units will achieve parity with common units in our Operating Partnership and thereafter will be redeemable for cash, or at our election, shares of our Common Stock on a one-for-one basis.  During 2008, the LTIP units achieved parity with common units in our operating partnership, though they remain subject to forfeiture and vesting requirements.  No other performance periods, thresholds or targets affect the maturation or future payout of LTIP units.

We believe that LTIP unit awards are particularly appropriate for high-level officers and may more effectively align a named executive officer’s interests with the interests of our stockholders than would restricted stock awards.  LTIP unit awards are not guaranteed future payments and act as an economic incentive for our named executive officers to execute on our business plan.  LTIP unit awards require that there be future appreciation in the assets of our Operating Partnership before the LTIP units become entitled to share in disposition proceeds or become redeemable for cash.  This should provide a greater incentive, over a longer period of time, to the named executive officers to perform in ways that create value for our Company and stockholders.  In short, LTIP units tie a significant portion of our named executive officers’ total compensation to increases in both our stock price and in net asset value and to any dividends of operating income that we may pay.

As compared to options, we believe that LTIP unit awards may encourage the recipients to retain the awards instead of selling the awards because LTIP unit awards have the potential for receiving dividends.  In addition, the holder of an LTIP unit does not recognize taxable gain upon lapse of the applicable forfeiture provisions.  In contrast, a recipient of a restricted stock award recognizes ordinary income and owes tax in connection with the vesting of a restricted stock award.  This may cause the recipient to sell a portion of the vested award to satisfy the tax and therefore reduce the officer’s ownership interest in the Company.  LTIP units also provide the recipient with capital gains treatment rather than ordinary income treatment for tax purposes, which we believe is an important advantage that helps offset the increased risk that our Operating Partnership’s assets may not appreciate sufficiently to allow the recipient to recognize the full potential value of the award.

As required under the terms of the employment agreements entered into with respect to Messrs. Meurelo, Maddux and Murray, the full board of directors made awards of LTIP units in 2008 to those named executive officers in the amounts shown in the table below.  By the terms of his employment agreement, each of Messrs. Meruelo, Maddux and Murray are guaranteed an annual award of LTIP units, which LTIP units were awarded in December 2008.

The compensation committee in its sole discretion may choose to grant other types of awards under the 2007 Equity Incentive Plan or additional awards to the named executive officers in 2009 and in future years.  The committee did not exercise discretion to make any additional equity awards to the named executive officers in 2008.

Summary of 2008 Equity Awards

	Minimum Awards Required Under Employment Agreements
Name	LTIP Units Awarded	Discretionary Equity Awards

Richard Meruelo	10,000	—
John Charles Maddux	10,000	—
Andrew Murray	35,000	—

Perquisites.  We provide our named executive officers with limited perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees.  In addition to vacation, medical and health benefits comparable to those provided to our employees generally, each of Messrs. Meruelo and Maddux is entitled to an automobile allowance of $20,000 toward the use of an automobile.  We believe these perquisites, while not representing a significant portion of each of Messrs. Meruelo and Maddux's total compensation, complete a competitive compensation package and facilitate more efficient use of each executive’s time.

Executive Officer Compensation Tables

2008 Summary Compensation Table

The information presented below reflects executive compensation paid and grants awarded during 2008. Where appropriate to assist the reader in an evaluation of the information presented, we have annualized that information as noted in the relevant footnote.

Name and Principal Position	Salary		Stock Awards(1)		Non-Equity Incentive Plan Compensation(2)	All Other Compensation		Total

Richard Meruelo Chairman and Chief Executive Officer	$450,000		$9,733	(4)	$225,000	$20,000	(5)	$704,733

John Charles Maddux President and Chief Operating Officer	450,000		9,733	(4)	225,000	20,000	(5)	704,733

Andrew Murray Chief Financial Officer	163,942	(3)	56,324		68,750	200,000	(8)	489,016

Fred Skaggs Chief Accounting Officer	275,000		128,929	(6)	68,750	—		472,679

Todd Nielsen General Counsel and Corporate Secretary	275,000		209,884	(6)	68,750	—		553,634

Miguel Enrique Echemendia Chief Administrative Officer	275,000		209,884	(6)	68,750	—		553,634

(1)
All awards consist of LTIP units in our Operating Partnership. The dollar value indicated is computed in accordance FAS 123R and reflects the amount expensed in 2008.  The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. LTIP units initially have a liquidation value of zero. See Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for a discussion of our accounting of LTIP units and the assumptions used.

(2)	The amount shown in the Non-Equity Incentive Plan Compensation column equals the amount of the annual cash bonus for each named executive officer.

(3)	Salary amounts reflect Mr. Murray’s salary for the period from May 8, 2008 through December 31, 2008.

(4)	Per the terms of his employment agreement, the named executive officer is entitled to a grant of 10,000 LTIP units annually.

(5)	Per the terms of his employment agreement, the named executive officer is entitled to an annual automobile allowance of $20,000.

(6)	Per the terms of his employment agreement, the named executive officer received a one-time LTIP unit award at the completion of our IPO.

(7)
Per the terms of his employment agreement, the named executive officer is entitled to a grant of 35,000 LTIP units on December 31, 2008.  Accordingly, because we made the grant on the last day of the year, we expensed no compensation in 2008 as a result of the grant.  We will recognize compensation expense associated with the grant commencing in 2009.

(8)	Per the terms of his employment agreement, the named executive officer received a signing bonus of $200,000 in connection with the execution of his employment agreement.

2008 Grants of Plan-Based Awards

The tables below disclose cash bonuses and LTIP unit awards made in 2008.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (in number of shares)				All Other Shares Awards (in number of shares)		Grant Date Fair Value
		Threshold ($)	Target ($)	Maximum ($)	Threshold	Target		Maximum
Richard Meruelo	December 31, 2008	—	$225,000	—	—	—		—	10,000	(1)
John Charles Maddux	December 31, 2008	—	225,000	—	—	—		—	10,000	(1)
Andrew Murray	December 31, 2008	—	68,750	—	—	—		—	35,000	(1)	43,050
	May 23,2008	—	—	—	—	200,000	(2)	—	—		156,000
Fred Skaggs	December 31, 2008	—	68,750	—	—	—		—	—		—
Todd Nielsen	December 31, 2008	—	68,750	—	—	—		—	—		—
Miguel Enrique Echemendia	December 31, 2008	—	68,750	—	—	—		—	—		—

(1)	Minimum LTIP unit award received annually pursuant to the officer’s employment agreement.

(2)  LTIP units may be earned upon achievement of certain Company stock price thresholds.  See “—Employment Agreements—Agreement of Mr. Murray.”

Outstanding Equity Awards at Fiscal Year-End 2008

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested(1)
Richard Meruelo	16,667(2)	$ 20,667		$-
John Charles Maddux	16,667(2)	20,667	-	-
Andrew Murray	35,000(3)	27,650	200,000(4)	156,000
Fred Skaggs	33,445(3)	41,137	-	-
Todd Nielsen	54,445(3)	66,967	-	-
Miguel Enrique Echemendia	54,445(3)	66,967	-	-

(1)	Assumed market value is $1.24 per unit, which was the closing price on the Nasdaq Global Market per share of Common Stock on December 31, 2008.

(2)	10,000 of these LTIP units vest ratably over the next 3 years and 6,667 of these LTIPs vest ratably over the next two years.

(3)	These LTIP units vest ratably over the next 2 years.

(4)	LTIP units may be earned upon achievement of certain Company stock price thresholds. See “—Employment Agreements—Agreement of Mr. Murray.” If earned, these LTIP units will vest ratably over two years.

Employment Agreements

We entered into employment agreements, effective as of the consummation of our IPO, with each of our named executive officers. Pursuant to the agreements, Messrs. Meruelo, Maddux, Skaggs, Nielsen and Echemendia agreed to serve, respectively, as (1) our Chairman and Chief Executive Officer, (2) our President and Chief Operating Officer, (3) our Chief Financial Officer, (4) our General Counsel and Corporate Secretary and (5) our Chief Administrative Officer. We believe that the agreements will benefit us by helping to retain the named executive officers and by requiring the named executive officers to devote the necessary business attention and time to our affairs.  Mr. Maddux continues his affiliation with Nevers, Palazzo, Maddux & Packard, as of counsel, though Mr. Maddux did no work for the firm on behalf of its clients in 2008.  Nevers, Palazzo, Maddux & Packard represented our predecessor business in various matters in 2007.  However, Mr. Maddux received no compensation as a result of those representations.  Below is a summary of the key terms of the employment agreements.  All descriptions of the employment agreements and their terms are qualified in their entirety by the actual terms and provisions of each named executive officer’s employment agreement.

Agreements for Messrs. Meruelo and Maddux

The employment agreements with Messrs. Meruelo and Maddux are for a term of three years; provided, however, that the terms are automatically extended at the end of each term for successive one-year periods unless, not less than 60 days prior to the termination of the then existing term, either party provides notice to the other party of its intent not to extend the term further.  The employment agreements provide for (1) an initial annual base salary of $450,000 to each of Messrs. Meruelo and Maddux, respectively, and (2) minimum cash bonuses equal to 50.0% of the named executive officer’s annual base salary, with any additional bonus amounts to be determined by our compensation committee in its sole discretion.  Messrs. Meruelo and Maddux were not granted LTIP units in our Operating Partnership upon the consummation of our IPO but will receive future LTIP unit awards annually during the term of their employment agreements (including in 2008), in a minimum amount of 10,000 units each per year.  LTIP units will generally have forfeiture provisions that lapse ratably over the first three anniversaries of the date of grant.  In addition, Messrs. Meruelo and Maddux are eligible to receive other equity awards, subject to the terms of our 2007 Equity Incentive Plan and the applicable award agreement.

The employment agreements with Messrs. Meruelo and Maddux provide that each executive officer shall be required to render a sufficient amount of services in each named executive officer’s capacity as a partner of the Operating Partnership so that such services constitute full and adequate consideration for the issuance of LTIP units.

The employment agreements also provide Messrs. Meruelo and Maddux, each with an annual $20,000 vehicle allowance.

Agreement for Mr. Murray

In May 2008, we appointed Mr. Murray as our Chief Financial Officer.  Mr. Murray entered into a employment agreement at that time with a term of three years; provided, however, that the term is automatically extended at the end of the term for successive one-year periods unless, not less than 60 days prior to the termination of the then existing term, either party provides notice to the other party of its intent not to extend the term further.  His employment agreement provides for (1) an initial annual base salary of $275,000 and (2) a cash bonus of not less than 25.0% of Mr. Murray’s annual base salary, with any additional bonus amounts to be determined by our compensation committee in its sole discretion.  In addition, Mr. Murray is entitled to receive up to 500,000 LTIP units.  Details of the issuance of such 500,000 LTIP units is described below.  Mr. Murray also received a one-time signing bonus of $200,000.

As a performance incentive, during the term of his employment with the Company under the employment agreement, Mr. Murray may earn up to five tranches of 40,000 LTIP units each if the Company’ stock price exceeds pre-determined thresholds ($10 per share, $11 per share, $12 per share, $13 per share and $14 per share, respectively, for the five tranches), for an aggregate of up to 200,000 LTIP units.  Each tranche of 40,000 LTIP units is earned and fully vested when the Company’s common stock trades at or above the applicable stock price threshold over a period of 20 consecutive trading days, as reported by the Nasdaq Global Market (or other affiliated or successor national securities exchange on which the Company’s common stock may then trade).  Mr. Murray will also receive the foregoing LTIP units in the event of a change in control of the Company during the term of his employment under the employment agreement, where the actual or implied per-share common stock price realized by the holders of the Company’s common stock equals or exceeds the applicable stock price thresholds.  In addition, Mr. Murray will receive 35,000; 60,000; 60,000; 60,000; 60,000; and 25,000 LTIP units on December 31, 2008, December 31, 2009, December 31, 2010, December 31, 2011, December 31, 2012, and May 31, 2013, respectively (an aggregate of up to 300,000 LTIP units), provided such date occurs during Mr. Murray’s term of employment under the employment agreement.  Mr. Murray will also receive the foregoing LTIP units in the event of certain changes in control of the Company that occur during the term of his employment under the employment agreement.  The LTIP units have forfeiture provisions that lapse ratably over the first three anniversaries of the date of grant.  In addition, Mr. Murray is eligible to receive additional awards of LTIP units and other equity awards, subject to the terms of our 2007 Equity Incentive Plan and the applicable award agreement.

Employment Agreements of Other Named Executive Officers

The employment agreements with Messrs. Skaggs, Nielsen and Echemendia are for a term of two years; provided, however, that the terms are automatically extended at the end of each term for successive one-year periods unless, not less than 60 days prior to the termination of the then existing term, either party provides notice to the other party of its intent not to extend the term further.  The employment agreements provide for (1) an initial annual base salary of $275,000 to each of Messrs. Skaggs, Nielsen and Echemendia, respectively, and (2) cash bonuses of not less than 25.0% of the executive’s annual base salary, with any additional bonus amounts to be determined by our compensation committee in its sole discretion. Messrs. Skaggs, Nielsen and Echemendia were granted 50,167, 81,667 and 81,667 LTIP units in our Operating Partnership, respectively, upon the consummation of our IPO.  These LTIP units have forfeiture provisions that lapse ratably over the first three anniversaries of the date of grant.  In addition, our named executive officers are eligible to receive additional awards of LTIP units and other equity awards, subject to the terms of our 2007 Equity Incentive Plan and the applicable award agreement.

The employment agreements of Messrs. Skaggs, Nielsen and Echemendia were not renewed.  Messrs. Skaggs, Nielsen and Echemendia have continued their employment with the Company.  In addition, the employment agreement of Mr. Ted McGonagle, the Company’s former Chief Investment Officer, was not renewed.  Mr. McGonagle’s last day at the Company was January 30, 2009.  At the same time, we entered into a consulting agreement with Mr. McGonagle that requires a payment of $15,000 per month, which agreement is terminable by either party at any time.

Payment to Named Executive Officers Upon Termination or a Change in Control

The employment agreements with Messrs. Meruelo and Maddux provide that upon the termination of a named executive officer’s employment either by us without “cause” or by the named executive officer for “good reason” (including the non-renewal of the agreement by us during the 12 months after a change in control), the named executive officer will be entitled to the following severance payments and benefits:

•
upon termination by us without “cause,” a lump-sum cash payment equal to three times the sum of: (1) the named executive officer’s then-current annual base salary; and (2) the greater of (i) the bonus paid to the named executive officer for the most recently completed fiscal year, and (ii) the minimum bonus that would have been paid to the named executive officer for the fiscal year in which the termination occurs;

•
upon termination by the named executive officer for “good reason,” a lump-sum cash payment equal to three times the sum of (1) the named executive officer’s then-current annual base salary; and (2) the bonus paid to the named executive officer for the most recently completed fiscal year;

•
for 18 months after termination of employment, continuing coverage under the group health plans the named executive officer would have received under his employment agreement, as would have been applied in the absence of such termination; and

•	immediate vesting of all outstanding equity-based awards held by the named executive officer.

If either of Messrs. Meruelo or Maddux terminates his employment for “good reason” because the Company provides the named executive officer with a notice of non-renewal of his employment agreement and such notice occurs other than within 12 months of a change in control of the Company, the named executive officer is entitled to a lump-sum cash payment equal to (1)  the named executive officer’s then-current annual base salary and (2) the bonus paid to the named executive officer for the most recently completed fiscal year.  The named executive officer would also be entitled to continuing health care coverage and accelerated vesting of his equity awards as described immediately above.

Under the employment agreements of Messrs. Meruelo and Maddux, we have agreed to make an additional tax gross-up payment equal to the size of the excise tax imposed on “excess parachute payments” (and any income, employment and excise taxes imposed on such gross up payments) under Section 4999 of the Internal Revenue Code.

Mr. Murray’s employment agreement provides that upon the termination of Mr. Murray’s term of employment thereunder either by us without “cause” or by Mr. Murray for “good reason,” Mr. Murray will be entitled to the following severance payments and benefits:

•
upon termination by us without “cause,” a lump-sum cash payment equal to two times the sum of (1) Mr. Murray’s then-current annual base salary; and (2) the greater of (i) the bonus paid to Mr. Murray for the most recently completed fiscal year (excluding any signing bonus), and (ii) the minimum bonus that would have been paid to Mr. Murray for the fiscal year in which the termination occurs (excluding any signing bonus);

•
upon termination by Mr. Murray for “good reason,” a lump-sum cash payment equal to two times the sum of (1) Mr. Murray’s then-current annual base salary; and (2) the bonus paid to Mr. Murray for the most recently completed fiscal year (excluding any signing bonus);

•
for one year after termination of employment, continuing coverage under the group health plans Mr. Murray would have received under his employment agreement, as would have been applied in the absence of such termination; and

•	immediate vesting of all outstanding equity-based awards held by the named executive officer.

The employment agreements with Messrs. Skaggs, Nielsen and Echemendia provide that upon the termination of a named executive officer’s employment either by us without “cause” or by the named executive officer for “good reason” the named executive officer will be entitled under his employment agreement to the following severance payments and benefits:

•
upon termination by us without “cause,” a lump-sum cash payment equal to the sum of (1) the named executive officer’s then-current annual base salary; and (2) the greater of (i) the bonus paid to the named executive officer for the most recently completed fiscal year, and (ii) the minimum bonus that would have been paid to the named executive officer for the fiscal year in which the termination occurs;

•
upon termination by the named executive officer for “good reason,” a lump-sum cash payment equal to the sum of (1) the named executive officer’s then-current annual base salary; and (2) the bonus paid to the named executive officer for the most recently completed fiscal year;

•
for one year after termination of employment, continuing coverage under the group health plans the named executive officer would have received under his employment agreement, as would have been applied in the absence of such termination; and

•	immediate vesting of all outstanding equity-based awards held by the named executive officer.

With respect to the named executive officers, “cause” means the occurrence during the term of employment of any of the following: (i) indictment for, formal admission to (including a plea of guilty or nolo contendere to), or conviction of a felony, a crime of moral turpitude, dishonesty, breach of trust or unethical business conduct, or any crime involving the Company, (ii) gross negligence or willful misconduct by the named executive officer in the performance of the named executive officer’s duties which is likely to materially damage the Company’s financial position or reputation; (iii) willful or knowing unauthorized dissemination by the named executive officer of confidential information; (iv) repeated failure by the named executive officer to perform the named executive officer’s duties which are reasonably and in good faith requested in writing by the President of the Company, the Chief Executive Officer of the Company, or the Board of Directors, and which are not substantially cured in a timely manner; (v) failure of the named executive officer to perform any lawful directive of a the President, Chief Executive Officer or Board of Directors communicated to the named executive officer, or (vi) material breach of the named executive officer’s employment agreement by the named executive officer.

With respect to each of Messrs. Meruelo and Maddux, “cause” also includes a breach of the non-competition and non-solicitation agreement that each of Messrs. Meruelo and Maddux executed at the time of our IPO.

With respect to the named executive officers, “good reason” means  the occurrence during the term of employment of any of the following: (i) a material breach of the named executive officer’s employment agreement by the Company; (ii) the named executive officer’s base salary, minimum bonus, or minimum bonus opportunity is reduced by the Company; or (iii) a material reduction in the named executive officer’s title, duties and/or responsibilities, or the assignment to the named executive officer of any duties materially inconsistent with his position.

With respect to Messrs. Meruelo and Maddux, “good reason” also includes (i) any reduction in the named executive officer’s title (ii) the named executive officer fails to be vested with the title, duties and responsibilities of Chief Executive Officer and Chairman of the Board, with respect to Mr. Meruelo, or President and Chief Operating Officer, with respect to Mr. Maddux, of the ultimate parent of the Company (or its successor) following a change in control to which the Company is a party; (iii) the failure of the named executive officer to be reelected to the Board, with respect to Mr. Maddux, or as Chairman of the Board, with respect to Mr. Meruelo, (iv) a requirement by the Company that the named executive officer, without the named executive officer’s consent, relocate to a location other than the Los Angeles, California metropolitan area; or (v) the Company provides the named executive officer with notice of non-renewal of his employment agreement.

In connection with a termination without cause or a named executive officer’s resignation for good reason, as a condition of any severance payment and related benefits, each of the named executive officers has agreed to a general release of any and all claims relating to the named executive officer’s employment. In addition, each has agreed, for a one-year period: (i) not to solicit, hire or recruit employees of the Company either directly or indirectly for his own account or for another party, and (ii) not to interfere with, impair, disrupt or damage the Company’s relationship with any of the tenants, customers, suppliers or other business partners of the Company with whom each named executive officer has had contact, or conducted business, by contacting them for the purpose of inducing or encouraging any of them to divert or take away business from the Company.  Finally, each named executive officer has agreed not to disclose any confidential Company information unless such information otherwise becomes publicly available or must be disclosed as required by law.

In the event of a change in control of the Company, any remaining forfeiture periods applicable to LTIP unit awards of each named executive officer would automatically lapse.  LTIP units will not become redeemable until the LTIP units achieve parity with the common units in the Operating Partnership, notwithstanding any change in control.  Assuming the change in control occurred on December 31, 2008 and the LTIP units had achieved parity with the common units in the Operating Partnership, the named executive officers would be entitled to a payment for those LTIP units as indicated below:

Name	Value of Unforfeited LTIP Units
Richard Meruelo	$14,863
John Charles Maddux	14,863
Andrew Murray	31,211
Fred Skaggs	29,824
Todd Nielsen	48,551
Miguel Enrique Echemendia	48,551

Termination Payment Summaries

The following tables summarize the potential cash payments and estimated equivalent cash value of benefits generally owed to the named executive officers pursuant to the terms of their employment agreements described above upon termination of the named executive officer as of December 31, 2008.

Richard Meruelo
Payments Upon Termination	Voluntary Termination or Retirement	Involuntary “For Cause” Termination	Involuntary Termination Without “Cause”/Termination for “Good Reason”(1) (2)	Termination for “Good Reason” Following Notice of Non-Renewal(2)	Death or Disability

Lump sum cash (salary & bonus)	—	—	$2,025,000	$675,000	$675,000

Unforfeited LTIP units	—	—	20,667	20,667	—

Benefits continuation	—	—	2,530	2,530	—

Excise tax gross-up (3)	—	—	—	—	—

Total	—	—	$2,048,197	$698,197	$675,000
___________________________________

(1)
Includes the named executive officer’s resignation for “good reason” following the Company’s notice of non-renewal of the employment agreement of the named executive officer during the 12-month period following the effective date of a change in control.

(2)
The remaining forfeiture periods applicable to outstanding LTIP units would lapse upon a change in control of the company. LTIP units will not become redeemable until the LTIP units achieve parity with the common units in the Operating Partnership, notwithstanding any termination or change in control. The indicated amount assumes a market value per LTIP unit of $1.24, which was the closing price on the Nasdaq Global Market per share of Common Stock on December 31, 2008.

(3)
Under the terms of his employment agreement, Mr. Meruelo is entitled to a tax gross-up payment under certain conditions in the event that his employment is terminated in connection with a change in control. However, the termination payment owing to Mr. Meruelo would not result in such a gross-up payment.

John Charles Maddux
Payments Upon Termination	Voluntary Termination or Retirement	Involuntary “For Cause” Termination	Involuntary Termination Without “Cause”/Termination for “Good Reason”(1) (2)	Termination for “Good Reason” Following Notice of Non-Renewal(2)	Death or Disability

Lump sum cash (salary & bonus)	—	—	$2,025,000	$675,000	$675,000

Unforfeited LTIP units	—	—	20,667	20,667	—

Benefits continuation	—	—	2,530	2,530	—

Excise tax gross-up(3)	—	—	—	—	—

Total	—	—	$2,048,197	$698,197	$675,000
___________________________________

(1)
Includes the named executive officer’s resignation for “good reason” following the Company’s notice of non-renewal of the employment agreement of the named executive officer.  This excludes the non-renewal of the employment agreement during the 12-month period following the effective date of a change in control.

(2)
The remaining forfeiture periods applicable to outstanding LTIP units would lapse upon a change in control of the company. LTIP units will not become redeemable until the LTIP units achieve parity with the common units in the Operating Partnership, notwithstanding any termination or change in control. The indicated amount assumes a market value per LTIP unit of $1.24, which was the closing price on the Nasdaq Global Market per share of Common Stock on December 31, 2008.

(3)
Under the terms of his employment agreement, Mr. Maddux is entitled to a tax gross-up payment under certain conditions in the event that his employment is terminated in connection with a change in control.  However, the termination payment owing to Mr. Maddux would not result in such a gross-up payment.

Andrew Murray
Payments Upon Termination	Voluntary Termination or Retirement	Involuntary “For Cause” Termination	Involuntary Termination Without “Cause”/Termination for “Good Reason”(1)	Death or Disability

Lump sum cash (salary & bonus)	—	—	$343,750	$343,750

Unforfeited LTIP units	—	—	43,050	—

Benefits continuation	—	—	2,530	—

Excise tax gross-up(2)	—	—	—	—

Total	—	—	$389,330	$343,750
___________________________________
(1)
The remaining forfeiture periods applicable to outstanding LTIP units would lapse upon a change in control of the company. LTIP units will not become redeemable until the LTIP units achieve parity with the common units in the Operating Partnership, notwithstanding any termination or change in control.  The indicated amount assumes a market value per LTIP unit of $1.24, which was the closing price on the Nasdaq Global Market per share of Common Stock on December 31, 2008.

(2)	Under the terms of his employment agreement, Mr. Murray is not entitled to a tax gross-up payment.

Fred Skaggs

Payments Upon Termination	Voluntary Termination or Retirement	Involuntary “For Cause” Termination	Involuntary Termination Without “Cause”/Termination for “Good Reason”(1)	Death or Disability

Lump sum cash (salary & bonus)	—	—	$343,750	$343,750

Unforfeited LTIP Units	—	—	41,137	—

Benefits continuation	—	—	2,530	—

Excise tax gross-up(2)	—	—	—	—

Total	—	—	$387,417	$343,750
___________________________________

(1)
The remaining forfeiture periods applicable to outstanding LTIP units would lapse upon a change in control of the company. LTIP units will not become redeemable until the LTIP units achieve parity with the common units in the Operating Partnership, notwithstanding any termination or change in control.  The indicated amount assumes a market value per LTIP unit of $1.24, which was the closing price on the Nasdaq Global Market per share of Common Stock on December 31, 2008.

(2)	Under the terms of his employment agreement, Mr. Skaggs is not entitled to a tax gross-up payment.

Todd Nielsen
Payments Upon Termination	Voluntary Termination or Retirement	Involuntary “For Cause” Termination	Involuntary Termination Without “Cause”/Termination for “Good Reason”(1)	Death or Disability

Lump sum cash (salary & bonus)	—	—	$343,750	$343,750

Unforfeited LTIP units	—	—	66,967	—

Benefits continuation	—	—	2,530	—

Excise tax gross-up(2)	—	—	—	—

Total	—	—	$413,247	$343,750
___________________________________

(1)
The remaining forfeiture periods applicable to outstanding LTIP units would lapse upon a change in control of the company. LTIP units will not become redeemable until the LTIP units achieve parity with the common units in the Operating Partnership, notwithstanding any termination or change in control. The indicated amount assumes a market value per LTIP unit of $1.24, which was the closing price on the Nasdaq Global Market per share of Common Stock on December 31, 2008.

(2)	Under the terms of his employment agreement, Mr. Nielsen is not entitled to a tax gross-up payment.

Miguel Enrique Echemendia
Payments Upon Termination	Voluntary Termination or Retirement	Involuntary “For Cause” Termination	Involuntary Termination Without “Cause”/Termination for “Good Reason”(1)	Death or Disability

Lump sum cash (salary & bonus)	—	—	$343,750	$343,750

Unforfeited LTIP units	—	—	66,967	—

Benefits continuation	—	—	2,530	—

Excise tax gross-up(2)	—	—	—	—

Total	—	—	$413,247	$343,750
___________________________________

(1)
The remaining forfeiture periods applicable to outstanding LTIP units would lapse upon a change in control of the company. LTIP units will not become redeemable until the LTIP units achieve parity with the common units in the Operating Partnership, notwithstanding any termination or change in control. The indicated amount assumes a market value per LTIP unit of $1.24, which was the closing price on the Nasdaq Global Market per share of Common Stock on December 31, 2008.

(2)	Under the terms of his employment agreement, Mr. Echemendia is not entitled to a tax gross-up payment.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee has served as an officer of the Company or any of its subsidiaries.  No member of the compensation committee has any other business relationship or affiliation with the Company or any of its subsidiaries (other than his or her service as a director).

2008 Director Compensation

In 2008, each member of our Board of Directors who was not an employee of our Company was entitled to receive annual compensation for service as a director as follows:

•
Each non-employee director received an annual fee of $25,000, a fee of $1,250 for each Board of Directors meeting attended in person and a fee of $350 for each Board of Directors meeting attended telephonically.

•	The chairman of our audit committee was paid an annual fee of $12,500, and the chairmen of our compensation, and nominating and corporate governance committees each received an annual fee of $7,500.

•
Board committee members will each be paid a fee of $750 for committee meetings attended in person and a fee of $350 for committee meetings attended telephonically, in each case only for meetings held on dates different from the dates on which Board of Directors or other committee meetings are held. If a committee meeting is attended on the same day as a Board meeting or other committee meeting, we will pay only one meeting fee per day.

•
Each member of our Board of Directors was also reimbursed for reasonable out-of-pocket expenses associated with service on our behalf and with attendance at or participation in Board meetings or committee meetings, including reasonable travel expenses.

•	Each member of our Board of Directors was also reimbursed up to $7,000 for fees and expenses paid related to continuing director education programs.

Non-employee directors also participate in our 2008 Equity Incentive Plan.  We provide an initial grant of shares of restricted stock to each non-employee director upon his appointment to our Board.  Each initial grant will be for a number of shares of restricted stock having a fair market value as near to $25,000 as of the date of grant as possible without exceeding such value.  Each of our current directors was appointed at the time of our IPO and received 2,500 shares of our Common Stock.  We also contemplated providing for an annual grant of shares of restricted stock to each non-employee director following each annual meeting of stockholders commencing with our first annual meeting on May 21, 2008.  Each annual grant would be for a number of shares of restricted stock having a fair market value as near to $20,000 as possible without exceeding such value.  However, no grants of restricted stock were made to non-employee directors in 2008.  Notwithstanding the foregoing, a non-employee director receiving an initial restricted stock grant on, or within 90 days prior to, the date of an annual meeting of stockholders will not receive an annual grant with respect to that annual stockholders’ meeting.  Each initial restricted stock grant will vest on the second annual meeting of stockholders following the year of grant, subject to a director’s continued service through the day immediately preceding such meeting.  Each annual grant will vest on the first annual meeting of stockholders following the year of grant, subject to each director’s continued service through the day immediately preceding such meeting.  In the event of change in control of our Company, all outstanding shares of restricted stock granted under the plan to our non-employee directors will become fully vested.

The following table summarizes the compensation that we paid to our non-employee directors in 2008:

2008 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock awards (1)	Total
Lynn Beckemeyer (2)	—	—	—
John B. Hansen (3)	$42,450	$13,287	$55,737
Philip S. Payne (4)	45,200	13,287	58,487
Richard Garcia Polanco (5)	41,700	13,287	54,987
Anthony A. Williams (5)	33,950	13,287	47,237

(1)
The dollar value is computed in accordance with FAS 123R and reflects the amount expensed in 2008.  The amount reported has been adjusted to eliminate service-based assumptions used for financial reporting purposes.  See Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for a discussion of our accounting of shares of restricted stock and the assumptions used.

(2)
Mr. Beckemeyer is paid for his services as an executive officer but does not receive any compensation for his services as a director.  Mr. Beckemeyer is not a named executive officer as defined under the rules of the federal securities laws.  Mr. Beckemeyer does not own any shares of the Company’s Common Stock.

(3)	Mr. Hansen owns 10,100 shares of Common Stock in total as of April 29, 2009.

(4)	Mr. Payne owns 7,500 shares of Common Stock in total as of April 29, 2009.

(5)	The director owns 2,500 shares of Common Stock in total as of April 29, 2009.

Our Board of Directors (or a duly formed committee thereof) may revise our non-employee directors’ compensation in its discretion.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership and Certain Beneficial Owners

The following table sets forth the beneficial ownership of shares of our Common Stock for (i) each stockholder of the Company that is known to the Company to be the beneficial owner of more than 5.0% of the Company’s Common Stock based upon filings made with the SEC, (ii) each executive officer of the Company and (iii) the directors and the executive officers of the Company as a group. Beneficial ownership of the executive officers, and the executive officers and the directors as a group is reported below as of April 29, 2009.  Beneficial ownership for the 5.0% or greater holders of the Company’s Common Stock is reported below as of the dates noted in the footnotes below.

Unless otherwise indicated, the business address for each of the identified stockholders is 761 Terminal Street, Building 1, Second Floor, Los Angeles, California 90021.  Except as indicated in the footnotes below, none of the executive officers or directors has pledged his shares of Common Stock as collateral.

Name of Beneficial Owner	Shares of Common Stock(1)	Percent of Common Stock(2)
Richard Meruelo	39,911,378	46.2%
John Charles Maddux	5,797,588	6.1%
Lynn Beckemeyer	—	—
Andrew Murray	72,800	*
Fred Skaggs	10,000	*
Ted McGonagle	28,000	*
Todd Nielsen	9,990	*
Miguel Enrique Echemendia	7,250	*
John B. Hansen	10,100	*
Philip S. Payne	7,500	*
Richard Garcia Polanco	2,500	*
Anthony A. Williams	2,500	*

Stephen S. Taylor (3)	6,956,558	7.9%
NorthPointe Capital, LLC (4)	6,857,928	7.78%
All directors and executive officers as a group	45,859,606	52.2%

*	Represents ownership of less than 1.0%.

(1)
The number of shares of Common Stock beneficially owned is reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Excludes ownership of LTIP units which, upon achieving parity with the common units in our Operating Partnership and becoming “redeemable” in accordance with the terms of the partnership agreement of our Operating Partnership, may be redeemed for cash or, at our option, an equal number of shares of our Common Stock.  Each of Messrs. Meruelo and Maddux owns 20,000 LTIP units; Mr. Beckemeyer owns 64,167 LTIP units; Mr. Murray owns 35,000 LTIP units; each of Messrs. Skaggs and McGonagle owns 50,167 LTIP units; and each of Messrs. Echemendia and Nielsen owns 81,667 LTIP units.

(2)	Based on 87,845,789 shares of our Common Stock outstanding as of April 29, 2009.

(3)
The business address for this stockholder is 714 South Dearborn Street, 2nd Floor, Chicago, Illinois 60605.  According to a Schedule 13D filed with the SEC on April 2, 2009, Mr. Taylor has sole voting and dispositive powers with respect to all of these shares of Common Stock.

(4)
The business address for this stockholder is 101 W. Big Beaver, Suite 745, Troy, Michigan 48084.  According to a Schedule 13G filed with the SEC on April 3, 2009, NorthPointe Capital, LLC has sole voting power with respect to 5,133,622 shares of Common Stock and dispositive power with respect to all of these shares of Common Stock.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2008 relating to equity compensation plans of the Company pursuant to which grants of options, restricted shares, restricted stock units or other rights to acquire shares may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders(2)	1,092,739	(3)	$4.83	(4)	1,072,265
Equity compensation plans not approved by security holders(5)	None		None		None
Total	1,092,739		$4.83		1,072,265
________________________________
(1)	The amounts indicated in this column exclude securities listed in the column titled “Number of securities to be issued upon exercise of outstanding options, warrants and rights.”
(2)	The 2007 Equity Incentive Plan.
(3)
Includes Long-Term Incentive Plan Units in Meruelo Maddux Properties, L.P., through which we conduct most of our  business operations (our “Operating Partnership”), are subject to forfeiture over a three-year period. Upon achieving parity with the common units in our Operating Partnership and becoming “redeemable” in accordance with the terms of the partnership agreement of our Operating Partnership, LTIP units may be redeemed for cash or, at our option, an equal number of shares of our Common Stock.

(4)	The exercise price is the weighted-average exercise price of the outstanding options, warrants and rights described in the column to the left.
(5)	The Company does not have any equity compensation plans that have not been approved by its stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In connection with our IPO, we completed a series of transactions that we collectively refer to as our formation transactions, pursuant to which we acquired substantially all of the operations of our predecessor business, including the interests in our projects, and retained the employees of our predecessor business.

Consulting Arrangement with Ted McGonagle

On January 30, 2009, the employment agreement with Ted McGonagle expired and at the same time, we entered into a consulting agreement with Mr. McGonagle that requires a payment of $15,000 per month, which agreement is terminable by either party at any time.

Contingent Issuance of Shares

As a result of our formation transactions, we had a contingent obligation to issue additional shares of our Common Stock to two of the contributors.  One of the limited liability companies contributed to us that was owned by a contributor affiliated with Mr. Meruelo, which we refer to as the “MM Fund,” held a contingent note receivable from another entity affiliated with Messrs. Meruelo and Maddux that was not contributed to us because the property it owns was subject to condemnation proceedings by the Los Angeles Unified School District, which entity we refer to as the “Taylor Yards Entity.” The contingent note receivable was in an amount of principal plus accrued interest of approximately $25.4 million as of January 30, 2007.  The contingent note receivable evidenced amounts drawn by the MM Fund under our predecessor business’ credit facility with CalPERS, which amounts were loaned to the Taylor Yards Entity in connection with its acquisition of the property previously subject to condemnation.  The amounts loaned to the Taylor Yards Entity were not entirely repaid to the MM Fund, but the corresponding amount due CalPERS was repaid from other sources, resulting in affiliates of Messrs. Meruelo and Maddux receiving fewer shares at our IPO than they would have received had those amounts loaned to the Taylor Yards Entity been so entirely repaid.  We agreed that, if and when amounts owing under the contingent note receivable were paid and no longer subject to litigation risk, we would issue to one of the contributors affiliated with Mr. Meruelo and the contributor affiliated with Mr. Maddux, a total number of shares of Common Stock having a value equal to such payments (valuing the Common Stock for this purpose at the per share initial public offering price, and treating such value as an adjustment to the contribution value), plus pay their interest at the “applicable federal rate” in effect from the date of the closing of our IPO through the date of issuance of such shares.  Payment of the contingent note receivable depends on the amount of the condemnation proceeds.  On March 10, 2008, we issued 840,000 shares to Messrs. Meruelo and Maddux that we had a contingent obligation to issue based on amounts that were previously paid to us by the Taylor Yards Entity and that have since become no longer subject to litigation risk.  On July 28, 2008, we issued 1,421,423 additional shares to Messrs. Meruelo and Maddux because we received $14.2 million in consideration for the contingent notes receivable and the litigation risk was removed.  We have no additional obligation to issue shares to Messrs. Meruelo and Maddux related to the Taylor Yards Entity.

Additional Matters in Connection with our IPO and Formation Transactions

•
Certain of our directors and officers received registration rights with respect to the equity securities acquired by them in the formation transactions. The registration rights included our agreement to file a shelf registration statement with the SEC on or about the first anniversary of the closing of our IPO, and thereafter to use our best efforts to have the registration statement declared effective, covering the continuous resale of the shares of Common Stock issued to the affiliates of Messrs. Meruelo and Maddux in the formation transactions and the shares of Common Stock underlying the LTIP units issued to our executive officers. We filed the registration statement described above with the SEC on February 1, 2008.  The registration statement was declared effective by the SEC on February 14, 2008 but is no longer available for use.

•
Messrs. Meruelo and Maddux, entities affiliated with them and Mr. Meruelo’s parents guaranteed an aggregate of approximately $487.9 million in obligations related to the contributed projects.  Since the IPO, those individuals and entities have been released from approximately $414.9 million in obligations to guarantee debt related to the contributed projects.

Other Matters

•
Following our IPO and formation transactions, we continue to manage on a quarterly fee-for-service basis six industrial and commercial properties and one parcel of vacant land owned directly or indirectly by the parents of Mr. Meruelo. Our management fees for these properties are 3.0% of the properties’ gross revenues.  Management fees generated for the year ended December 31, 2008 totaled $150,000.

•
We acquired interests in our Overland Terminal Project from an entity owned by the parents of Mr. Meruelo in September 2008 for a purchase price of $16.7 million following litigation regarding the transfer of the property that concluded in our favor.  We subsequently sold the project to a third party.

•
On May 27, 2008, we completed the first part of an interim financing of our operating project at 2000 San Fernando Road (Fedex) to an entity controlled by the parents of Richard Meruelo.  As part of this interim financing of this project, we sold this project to this related party for approximately $28.4 million subject to a subsequent resale agreement.  As part of this resale agreement, we participated 100% in the subsequent sale proceeds in excess of the original sales price net of transaction costs plus an imputed 14.0% annual cost of carry to the related party when this property was subsequently resold.  We treated this transaction as a financing transaction and deferred a gain of $9.0 million during the quarter ended June 30, 2008.  On August 15, 2008, the related party resold the project to a third party buyer for $35.0 million. We received approximately $5.2 million of net proceeds pursuant the resale agreement in August 2008.  We also recognized the full $14.2 million gain on the sale related to this project in our consolidated financial statements and recorded $1.1 million in interest and transaction costs paid to the related party.

Director Independence

Though the Company is no longer listed on Nasdaq, a majority of our directors, and all of the members of our audit committee, compensation committee and nominating and corporate governance committee, meet the Nasdaq test of “independence.” The Nasdaq standards provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the Board of Directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).  The Board of Directors considered affiliations that certain directors may have with third-party service providers, including with subsidiaries of investment banks.  We believe that each of Messrs. Hansen, Payne, Polanco and Williams satisfies the bright-line Nasdaq independence criteria and that none has any relationship with the Company either directly or indirectly that would affect such person’s independence.  Therefore, we believe that each of such directors, or a majority of the Board, is independent under Nasdaq rules.

Item 14.  Principal Accountant Fees and Services

Fee Disclosure

The following is a summary of the fees billed to the Company and our predecessor business by Ernst & Young LLP for professional services rendered for the years ended December 31, 2008 and December 31, 2007:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees	$651,874	$539,589
Audit-Related Fees	—	—
Tax Fees	239,878	117,937
All Other Fees	157,269	—
Total	$1,049,021	$657,526

Audit Fees

“Audit Fees” consist of fees and related expenses billed for professional services rendered for the audit of the consolidated financial statements of our predecessor business and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. For example, audit fees included fees for professional services rendered in connection with quarterly and annual reports, review of our S-3 registration statements, and the issuance of consents by Ernst & Young LLP to be named in our registration statements and to the use of their audit report in the registration statements. Audit fees also include fees for professional services rendered for the audit of the effectiveness of internal control over financial reporting.

Audit-Related Fees and All Other Fees

“Audit-Related Fees” and “Other Fees” consist of fees and related expenses for products and services other than services described under “Audit Fees” and “Tax Fees.” Ernst & Young LLP did not perform any such services for us or our predecessor business during the year ending December 31, 2007 and 2008, other than as disclosed in the table above.

Tax Fees

“Tax Fees” consist of fees and related expenses billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning and structuring.

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

PART IV

Item 15.                                Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meruelo Maddux Properties, Inc.

Date: April 30, 2009	By:	/s/ Richard Meruelo
Richard Meruelo
Chief Executive Officer and Chairman of the Board of Directors

EXHIBIT INDEX
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002