Form 10-Q
period 2009-03-31
Meruelo Maddux Properties, Inc.
filed 2009-09-09
CIK 1375083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Number of the registrant’s common stock outstanding as of September 9, 2009 was 88,072,219 ($.01 par value).

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009
TABLE OF CONTENTS

Item No.		Form 10-Q Report Page
PART I	FINANCIAL INFORMATION

1.	Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	2

	Unaudited Condensed Consolidated Statement of Operations of the Company for the Three Months Ended March 31, 2009 and March 31, 2008	3

	Unaudited Condensed Consolidated Statement of Cash Flows of the Company for the Three Months Ended March 31, 2009 and March 31, 2008	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

3.	Quantitative and Qualitative Disclosure About Market Risk	25

4.	Controls and Procedures	25

PART II	OTHER INFORMATION

1.	Legal Proceedings	26

1A.	Risk Factors	26

2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

3.	Defaults Upon Senior Securities	28

4.	Submission of Matters to a Vote of Security Holders	28

5.	Other Information	28

6.	Exhibits

	SIGNATURES

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$3,619	$4,460
Restricted cash	56,097	27,220
Accounts receivable	1,064	1,246
Rental properties, net	261,675	297,809
Real estate held for development	280,157	347,946
Other assets, net	2,477	3,088
Total Assets	$605,089	$681,769

Liabilities and Stockholders’ Equity
Accounts payable	$55	$1,660
Accrued expenses and other liabilities	16,581	12,133
Notes payable secured by real estate	84,000	328,229
	$100,636	$342,022

Liabilities subject to compromise	292,297	–

Common stock, $.01 par value, 200,000,000 shares authorized, 88,072,219 and 88,076,987 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	881	881
Additional paid in capital	446,749	446,252
Non-controlling interests	-	503
Retained earnings (deficit)	(235,474)	(107,889)
Total Stockholders' Equity	212,156	339,747
Total Liabilities and Stockholders' Equity	$605,089	$681,769

See accompanying notes to the condensed consolidated financial statements.

MERUELO MADDUX PROPERTIES, INC. DEBTOR-IN-POSSESSION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts) (Unaudited)

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Revenues:
Rental income	$5,661	$5,620
Management fees	15	73
Interest income	155	203
Other income	202	107
Total Revenues	6,033	6,003
Expenses:
Rental expenses	4,255	3,391
Interest expense	5,072	2,232
Depreciation and amortization	1,550	1,476
Impairment loss on real estate assets	119,603	10,245
General and administrative	3,120	2,371
Total Expenses	133,600	19,715
Loss from continuing operations before non-controlling interests, income taxes, reorganization items	(127,567)	(13,712)
Non-controlling interests	440	(1,360)
Benefit from income taxes	-	3,729
Reorganization items	(458)	-
Loss from continuing operations	(127,585)	(11,343)
Income from discontinued operations	-	407
Gain on sale of real estate asset	-	6,897
Income from discontinued operations	-	7,304
Net loss	$(127,585)	$(4,039)
Basic and diluted loss per share:
Loss from continuing operations	$(1.45)	$(0.13)
Income from discontinued operations	-	0.08
Net loss per share	$(1.45)	$(0.05)
Weighted average common shares outstanding - basic and diluted	87,916,004	85,746,786

See accompanying notes to the condensed consolidated financial statements.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Quarter ended	Quarter ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(127,585)	$(4,039)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Non-controlling interests	(440)	1,360
Gain on sale of real estate	-	(6,897)
Impairment loss on real estate assets	119,603	10,245
Benefit from income taxes	-	(3,729)
Depreciation and amortization	1,550	1,693
Stock-based compensation expense	497	413
Interest income on affiliate notes receivable	-	(169)
Amortization of deferred loan costs	406	94
Excess tax benefit from stock-based compensation	(204)	(169)
Changes in assets and liabilities:
Accounts receivable	182	458
Other assets	70	(372)
Accounts payable	1,398	1,962
Accrued expenses and other liabilities	2,975	1,693
Net cash (used in) provided by operating activities	(1,548)	2,543

Cash flows from investing activities:
Acquisition of real estate	–	(24,400)
Expenditures for improvements to real estate	(10,841)	(9,345)
Proceeds from sale of real estate	317	31,200
Deposit received for sale of real estate	144	–
Change in restricted cash	(28,877)	(195)
Net cash used in investing activities	(39,257)	(2,740)

Cash flows from financing activities:
Investment in affiliate notes receivable	–	169
Payments to LTIP unitholders	(63)	–
Proceeds from notes payable	42,123	9,938
Principal payments on notes payable	(2,300)	(762)
Excess tax benefit from stock-based compensation	204	169
Net cash provided by financing activities	39,964	9,514
Net increase (decrease) in cash and cash equivalents	(841)	9,317
Cash and cash equivalents at beginning of period	4,460	3,030
Cash and cash equivalents at end of period	$3,619	$12,347
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,399	$2,309

Supplemental disclosure of noncash investing and financing activities:
Accrual for real estate improvements and
purchases included in real estate held for development	$6,581	$8,623

 See accompanying notes to the condensed consolidated financial statements.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009
(Unaudited)

1. CHAPTER 11 PROCEEDINGS

In the following notes, unless the context suggests otherwise, references to “our company,” “we,” “us” and “our” mean Meruelo Maddux Properties, Inc. and its subsidiaries.

On March 26 and 27, 2009, Meruelo Maddux Properties, Inc. and 53 of its direct and indirect subsidiaries and affiliates (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division (the “Bankruptcy Court”).  These Chapter 11 cases are jointly administered under the caption “In re Meruelo Maddux Properties, Inc., et al., Case No. 1:09-bk-13356-KT” (the “Lead Chapter 11 Case”).

We continue to operate our businesses and manage our properties that are in Chapter 11 proceedings as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the “first day” relief, we obtained Bankruptcy Court approval to, among other things, use cash collateral on an interim basis, meet our pre-petition payroll obligations, maintain our cash management systems, maintain utilities, continue to provide employee benefits and maintain our insurance programs. We also obtained thereafter, rulings determining that we were not subject to the provisions of single asset real estate provisions of the Bankruptcy Code. The filing of the Chapter 11 petitions may have given rise to claims by lenders of defaults under our debt instruments and agreements. As a result, our debt obligations may have become immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings.

Notice to Creditors. Shortly after the Chapter 11 filing on March 27, 2009, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing.

Appointment of Creditors’ Committee. The United States Trustee for the Central District of California, San Fernando Valley Division,  has appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Creditors’ Committee will support the Debtors’ positions or ultimate plan of reorganization, once proposed.

Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an executory contract or unexpired lease is treated as a pre-petition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases can file claims against the Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure most existing defaults under such executory contract or unexpired lease and provide adequate assurance of future performance.

Accordingly, any description of an executory contract or unexpired lease elsewhere in these Notes, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

We expect that liabilities subject to compromise and resolution in the Chapter 11 proceedings may arise in the future as a result of damage claims created by the Debtors’ rejection of various executory contracts and unexpired leases. Conversely, we expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown as subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Magnitude of Potential Claims. On and before June 12, 2009, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules will be subject to further amendment or modification. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Claim Bar Date. On June 22, 2009, the Bankruptcy Court entered an order setting the last day for filing proofs of claim in the Debtors Chapter 11 cases as September 24, 2009 (the “Bar Date”). As a result, any and all claims against the Debtors will be barred if not filed before the Bar Date.

Costs of Reorganization. We have incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly impact our results of operations.

Effect of Filing on Creditors and Shareowners. Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise and subject to other applicable exceptions, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareowners are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareowners, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock receiving no distribution on account of their interests and cancellation of their holdings. As discussed below, if the requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our stock and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our liabilities and securities, including our stock is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors.

Process for Plan of Reorganization. In order to exit Chapter 11 successfully, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

We have the exclusive right to file a Chapter 11 plan or plans prior to November 22, 2009 and the exclusive right to solicit and obtain acceptances thereof until January 21, 2010. Pursuant to Section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond 18 months and 20 months from the petition date, respectively.

We commenced the Chapter 11 proceedings to preserve the going concern value of our business. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:

•	our ability to generate and maintain adequate cash;

•	the cost, duration and outcome of the reorganization process in the Chapter 11 proceedings; and

•	our ability to retain key employees.

These challenges are in addition to those operational and competitive challenges that we face in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, we cannot guarantee that such efforts will be successful.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have taken and will continue to take aggressive actions to maximize cash receipts and minimize cash expenditures with the understanding that certain of these actions may make us less able to take advantage of future improvements in the market. We continue to take steps to reduce our general and administrative expenses by streamlining activities and increasing efficiencies, which have led and will continue to lead to reductions in the workforce. However, much of our efforts to reduce general and administrative expenses are being offset by professional and consulting fees associated with our Chapter 11 cases.

Liabilities Subject to Compromise. The following table summarizes the components of liabilities subject to compromise included on our Consolidated Balance Sheet as of March 31, 2009:

March 31,
2009
Notes payable secured by real estate	$277,873
Unsecured note payable	6,179
Accrued interest	4,163
Accounts payable	3,003
Accrued expenses and other liabilities	1,079
$292,297

Liabilities subject to compromise refers to pre-petition obligations which may be impacted by the Chapter 11 reorganization process.  These amounts represent our current estimate of known or potential pre-petition obligations to be resolved in connection with our Chapter 11 proceedings.

Differences between liabilities we have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process.  We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary.  Such adjustments may be material.  In light of the expected number of creditors, the claims resolution process may take considerable time to complete.  Accordingly, the ultimate number and amount of allowed claims is not presently known.

Reorganization Items. During the three months ended March 31, 2009, we paid cash related reorganization items, which are primarily composed of professional fees, of approximately $0.5 million.

The foregoing discussion provides general background information regarding our Chapter 11 Cases, and is not intended to be an exhaustive description. Financial information presented to the Bankruptcy Court is prepared according to requirements of federal bankruptcy law and the local Bankruptcy Court. While such financial information accurately reflects information required under federal bankruptcy law, such information may be unconsolidated, unaudited and prepared in a format different than that used in our consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States and filed under the securities laws. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for investment decisions relating to our stock or for comparison with other financial information filed with the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements of Meruelo Maddux Properties, Inc. are presented on a consolidated basis and include all of the accounts of our company, our majority-owned operating partnership and the subsidiaries of our operating partnership, all of which we control. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements and notes of the Company as of March 31, 2009 and for the three months ended March 31, 2009 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2008 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

In accordance with GAAP, we have applied the provisions of American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), in preparing the condensed consolidated financial statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain items of income, expense, gain or losses realized or incurred because we are in Chapter 11 are recorded in reorganization items on the accompanying consolidated statements of operations. Also, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the condensed consolidated balance sheet at March 31, 2009 in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.  In April 2008, the FASB issued FASB Staff Position 90-7-1, “An Amendment of AICPA Statement of Position 90-7,” (“FSP 90-7-1”). FSP 90-7-1, which was effective immediately and amends SOP 90-7, paragraph 38 to nullify the requirement regarding changes in accounting principles. Previously under paragraph 38 of SOP 90-7, changes in accounting principles that will be required in the financial statements of an emerging entity within the 12 months following the adoption of fresh-start accounting were required to be adopted at the time fresh-start reporting was adopted. As a result of the amendment, an entity emerging from bankruptcy that applies fresh-start reporting should follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early.  We have also prepared these unaudited condensed consolidated financial statements on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

As a result of current losses and our Chapter 11 proceedings, the monetization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about our ability to continue as a going concern.

While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical condensed consolidated financial statements.

The accompanying unaudited consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 cases. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to stockholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (3) as to operations, the effect of any changes that may be made to our business. In addition, the financial statements do not reflect the amounts that may be allowed with respect to pre-petition claims and liabilities which may, as a result of the filing of proofs of claims by our creditors, result in liabilities in excess of those estimated by us in preparing the accompanying unaudited consolidated financial statements.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed, “ the Company records impairment losses when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets to be held and used are less than their related carrying amounts. The amount recorded as an impairment loss is measured as the difference between the carrying value of the asset and its related discounted cash flows. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. Management assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Restricted Cash

Restricted cash consists of interest reserves, additional collateral and tax impounds required under the related loan agreements. In addtion, restricted cash includes a construction reserve, which may be drawn upon for construction expenses related to our 705 W. Ninth Street project.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  See Note 17 below for additional information.

Deferred Loan Costs

Costs incurred in issuing secured notes payable are capitalized. Deferred loan costs are included in other assets in the balance sheets. The deferred loan costs are amortized to interest expense over the life of the related loan.   No deferred loan costs have been written off in connection with the Chapter 11 case as no agreements have been finalized with any of the lenders.

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

Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at March 31, 2009 and December 31, 2008, respectively, were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

  The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments.

  We calculate the fair value of our notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.  At March 31, 2009 and December 31, 2008, the aggregate fair value of our secured notes payable is estimated to be approximately equal to $84.0 million (not inclusive of debt included in “Liabilities subject to compromise”) and $328.1 million, respectively.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. CONDENSED COMBINED FINANCIAL INFORMATION OF ENTITIES IN CHAPTER 11 PROCEEDINGS

Since the condensed consolidated financial statements of the Company included entities not in Chapter 11 reorganization proceedings, the following presents condensed combined financial information of the entities in Chapter 11 reorganization proceedings. The condensed combined financial information has been prepared, in all material aspects, on the same basis as the condensed consolidated financial statements of the Company.

Condensed Combined Debtors-in-Possession Balance Sheet

As of March 31, 2009
Assets
Cash	$3,615
Restricted cash	8,352
Accounts receivable	1,011
Intercompany receivables, net	73,458
Rental properties, net	261,675
Real estate held for development	188,778
Other assets, net	2,347
Total assets	$539,236
Liabilities and Stockholders’ Equity
Accounts payable	64
Accrued expenses and other liabilities	9,871
9,935
Liabilities subject to compromise	292,297
Stockholders’ equity	237,004
Total liabilities and stockholders’ equity	$539,236

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. CONDENSED COMBINED FINANCIAL INFORMATION OF ENTITIES IN CHAPTER 11 PROCEEDINGS

Condensed Combined Debtors-in-Possession Statement of Operations

March 27, 2009 to March 31, 2009
Revenue	$241
Expenses:
Rental expenses	214
Interest expense, net	214
Depreciation and amortization	67
Impairment loss on real estate assets	119,603
General and administrative	172
120,270
Loss before reorganization items	(120,029)
Reorganization items	59
Net loss	$(120,088)

Condensed Combined Debtors-in-Possession Statement of Cash Flows

March 27, 2009 to March 31, 2009
Cash flows from operating activities:
Net loss	$(120,088)
Adjustments to reconcile net loss to net cash(used in) provided by operating activities	120,425
Net cash provided by operating activities	337
Net cash provided by investing activities	-
Net cash provided by financing activities	-
Net increase in cash and cash equivalents	337
Cash and cash equivalents at beginning of period	3,278
Cash and cash equivalents at end of period	$3,615

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. NON-CONTROLLING INTERESTS

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 requires a non-controlling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest to be identified in the condensed consolidated financial statements.  We adopted the provisions of SFAS No. 160 on the effective date of January 1, 2009.

Non-controlling interests relate to the interests in our operating partnership that are not owned by our company.  In conjunction with the formation of our company, our operating partnership issued LTIP units to certain executives. LTIP units are a special class of partnership interest in our operating partnership.  Initially, LTIP units do not have full parity with common units in our operating partnership with respect to allocation of profits or losses and distributions of disposition proceeds and are not redeemable for shares of our common stock.  The LTIP units do not have a mandatorily redeemable feature and the non-controlling interests have no obligation to fund losses of the Company. Upon the occurrence of certain events in accordance with the terms of our operating partnership agreement, the LTIP units will achieve parity (equalization) with common units in our operating partnership, will be entitled to a non-recurring special allocation of income (losses) for the specific equalization event, and thereafter will share in profits and losses of the operating partnership equal to their effective ownership interest (0.4% at March 31, 2009).

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

5. RENTAL PROPERTIES

Rental properties consist of the following:

	March 31, 2009 (unaudited)	December 31, 2008
	(in thousands)
Land	$125,613	$144,778
Building and improvements	162,630	178,203
	288,243	322,981
Less: Accumulated depreciation	(26,568)	(25,172)
	$261,675	$297,809

We have 27 rental properties as of March 31, 2009 and December 31, 2008, with each located in Southern California. Depreciation expense on buildings and building improvements was approximately $1.4 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. REAL ESTATE HELD FOR DEVELOPMENT

Real estate held for development consists of the following:

	March 31, 2009 (unaudited)	December 31, 2008
	(in thousands)
Land	$219,442	$263,155
Building and improvements	455	1,783
Construction in process	60,260	83,008
	$280,157	$347,946

As of March 31, 2009 and December 31, 2008, we owned 18 and 19 properties held for real estate development respectively. Interest capitalized for the three months ended March 31, 2009 and 2008 was approximately $2.1 million and $3.4 million, respectively.

7. OTHER ASSETS

Other assets consist of the following:

	March 31, 2009 (unaudited)	December 31, 2008
	(in thousands)
Deferred loan costs	$2,817	$2,829
Intangible assets – in-place leases	1,209	1,209
Machinery and equipment	2,475	2,459
Deposits and prepaid expenses	924	997
Other	7	—
	7,432	7,494
Accumulated amortization and depreciation	(4,955)	(4,406)
	$2,477	$3,088

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31, 2009 (unaudited)	December 31, 2008
	(in thousands)
Accrued property taxes	$7,434	$6,104
Accrued development costs	5,700	—
Tenant security deposits	1,723	1,975
Accrued interest – mortgage debt	1,079	1,878
Other	645	2,176
	$16,581	$12,133

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. NOTES PAYABLE SECURED BY REAL ESTATE

As of March 31, 2009, the balance of our notes payable secured by real estate was $84.0 million.  The $84.0 million represents a construction loan facility provided for the completion of our class A, high-rise residential project located at 705 W. Ninth Street.  The interest rate of this loan is fixed at 12.0% per annum through final maturity.  The Lender has declared a default arising out of our bankruptcy filing.  The default rate of interest is 6.0% per annum above the stated interest rate.  The loan is for an initial 18 month term through January 31, 2010, with five extension options of 6 months each for a total possible term of 48 months.

As of December 31, 2008, the balance of our notes payable secured by real estate was $328.2 million.  With the exception of the 705 W. Ninth Street construction loan which had an outstanding balance of $42.0 million at December 31, 2008, the remaining $286.2 million are secured by entities in the Chapter 11 reorganization process and are classified along with other items as “Liabilities subject to compromise” at March 31, 2009.

10. LOSS PER SHARE

The following is a summary of the elements used in calculating basic and diluted earnings (loss) per share (unaudited and in thousands except for share data):
	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Loss from continuing operations before non-controlling interests, income taxes and reorganization items	$(127,567)	$(13,712)
Non-controlling interests	440	(1,360)
Benefit for income taxes	—	3,729
Reorganization items	(458)	—
Loss from continuing operations	$(127,585)	$(11,343)
Income from discontinued operations	—	407
Gain on sale of real estate	—	6,897
Net loss attributable to common shareholders	$(127,585)	$(4,039)
Weighted average common shares outstanding – basic and diluted	87,916,004	85,746,786
Net loss per share – basic and diluted	$(1.45)	$(0.05)

For the three months ended March 31, 2009 and 2008, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock

On January 30, 2007, pursuant to our equity incentive plan, the Company awarded 314,436 shares of restricted stock to non-executive employees. An additional 103,300 shares of restricted stock were issued subsequently through December 31, 2008. Restricted stock issued to non-executive employees vests one-third on each of the first, second and third anniversary dates of the grant. Also on January 30, 2007, an initial grant of 10,000 shares of restricted stock was issued to non-employee directors, which vest on the second annual meeting of the shareholders following the year of grant, subject to the director’s continued service through the day immediately preceding such meeting. During the period from January 30, 2007 through March 31, 2009, 97,804 shares of non-executive employee restricted stock were forfeited and 206,668 shares of employee restricted stock vested.

As of March 31, 2009, there was approximately $0.9 million of total unrecognized compensation cost related to the non-vested portion of restricted stock under the equity incentive plan. The cost is expected to be recognized over a weighted average period of 9 months. The fair value of the unvested restricted shares outstanding as of March 31, 2009 was approximately $1.2 million.  The compensation cost related to restricted stock recognized during the three months ended March 31, 2009 and 2008 was $0.3 million each per three month period.

Unvested Restricted Stock	Number of Restricted Stock Shares	Weighted Average Issuance Date Fair Value
Outstanding at January 1, 2009	224,904	$9.94
Issued	-	-
Vested	(94,172)	0.39
Forfeited	(4,768)	10.63
Outstanding at March 31, 2009	125,964	$9.63

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

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2009 and 2008, compensation expense related to LTIPs was approximately $0.2 million, respectively.  As of March 31, 2009, there was approximately $1.1 million of total unrecognized compensation cost related to the LTIP units under the equity incentive plan.

LTIP Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	402,835	$6.66
Granted	—	—
Redeemed	—	—
Outstanding at March 31, 2009	402,835	$6.66

12. INCOME TAXES

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

The Company has recorded a valuation allowance against the entire amount of its net deferred tax asset due to the uncertainty surrounding the Company’s ability to generate sufficient future taxable income to realize this asset.  As of March 31, 2009, the Company has recorded a valuation allowance of approximately $70.6 million against its net deferred tax assets.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements at March 31, 2009.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES

As of December 31, 2008, we were subject to an aggregate of approximately $9.0 million in purchase obligations to acquire two other development projects (American Fish and 1828 Oak Street).   Subsequent to December 31, 2008, we terminated our lease and option rights at our American Fish project in exchange for $0.3 million of the sales proceeds, which we received on January 5, 2009 when the project was sold to a third party.  As of February 17, 2009, we have terminated the purchase obligation for the 1828 Oak Street project.

In connection with our purchase of a portion of the Southpark Towers project, we agreed to construct a parking structure containing parking spaces for the benefit of an adjacent project not owned by us.  We have not yet commenced construction of this structure.  Pursuant to the terms of the agreement, monetary damages may apply for each day after July 1, 2008 that construction is not complete, subject to certain conditions.  Additionally, the seller of such portion or its assignee may have rights to reclaim such portion of the project, subject to the debt thereon, if construction of the parking structure has not commenced by October 1, 2008, subject to certain conditions.  We are currently providing the 336 W 11th Street project as temporary surface parking for the adjacent project not owned by us.

Our commitments and contingencies include the usual obligations of real estate owners, operators and developers incurred in the normal course of business, and may besuject to assumption or rejection as part of the Chapter 11 proceedings. In the opinion of management, the resolution of these matters is not expected to have a significant impact on our consolidated financial position or results of operations. We maintain cash at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage.  Management believes that the risk is not significant.

14. RELATED-PARTY TRANSACTIONS

Following our IPO, we continued to provide legal services to the Taylor Yards entity under a services agreement with the Taylor Yards entity effective as of January 30, 2007. This agreement ended in July 2008 with the conclusion of all litigation. Fees generated under agreement for the three months ended March 31, 2008 totaled $10,500.  Any other services provided to Richard Meruelo or entities affiliated with him are billed directly to Mr. Meruelo and included in management fees in the consolidated statements of operations.

We provide property management, leasing and development services to properties that are owned by a related party, namely Belinda Meruelo, the mother of Richard Meruelo. Management fees generated for the three months ended March 31, 2009 and 2008 totaled $15,000 and $37,500, respectively. Because of the nature and extent of transactions with affiliates, the accompanying consolidated financial statements may or may not be indicative of the condition that would have existed or the results of operations that would have occurred if our predecessor business had operated without such affiliates

 MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. DISCONTINUED OPERATIONS

On May 27, 2008, we completed the interim financing or initial sale of the 2000 San Fernando Road project to a related party.  On August 15, 2008, the related party completed a subsequent resale of the property to a third party buyer, which completed our involvement in the project.  This satisfied the remaining criterion that must be met in SFAS 66 in order to record the gain on sale of the project.  As such, we recorded a $14.2 million gain on sale related to the project.  In accordance with SFAS 144, the results of operations for 2000 San Fernando Road are reflected in the consolidated statement of operations as discontinued operations for the three months ended March 31, 2008.

On September 3, 2008, we completed the sale of our project at 1800 E. Washington Blvd. to a third party for $14.2 million.  We used the net proceeds to repay the $9.1 million mortgage loan secured by the project and recorded a $1.7 million gain on sale.  The results of operations for 1800 E. Washington Blvd. are reflected in the consolidated statement of operations as discontinued operations for the three months ended March 31, 2008.

In addition to the rental projects sold during 2008, we also completed the sales of several development sites to third parties for $41.7 million.  These projects include 9901 Alameda ($31.2 million), 801 E 7th Street ($9.5 million) and 801 Stanford ($1.0 million).  As these were development projects, no income or expense is included in income (loss) from discontinued operations other than the gain on sales.  There were no discontinued operations for the three months ended March 31, 2009.

The following table summarizes the income and expense components that comprise income from discontinued operations of the company for the three months ended March 31, 2008 (in thousands):

Three Months Ended
March 31, 2008
Revenue:
Rental income	$994
Total Revenue	994
Expenses:
Rental expenses	120
Interest expense	224
Depreciation and amortization	217
General and administrative	26
Total Expenses	587
Total Income from Discontinued Operations	407

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. FSP No. FAS 107-1 and APB 28-1 concerns disclosure only and will not have an impact on our financial position or results of operations.

      In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial position or results of operations.

17. IMPAIRMENT LOSS ON REAL ESTATE ASSETS

Based on periodic market assessments performed by comparing the book value of our assets to similar assets in the market adjusted for other factors such as tenant mix, lease term, income-producing characteristics, financing terms, location, physical characteristics, and project age throughout the quarter ended March 31, 2009, we recognized impairment on 15 rental projects totaling $35.6 million and 13 development projects totaling $84.0 million.

18. SUBSEQUENT EVENTS

On April 30, 2009, we completed the sale of our project at 500 Mateo Street to a third party for $1.9 million, which sale retired approximately $0.5 million in debt and generated approximately $1.4 million in net sales proceeds.  On July 13, 2009, we also completed the sale of our project at 146 Front Street to a third party for $1.1 million, which sale generated approximately $0.9 million in additional net sales proceeds.

Effective August 1, 2009, we signed a ten year lease with American Apparel, our largest tenant. The initial base rent was increased to $3.3 million per year with annual rent increases thereafter. American Apparel has the right to terminate the lease after five years but must provide us with 365 days written notice of their intent to terminate.

On September 3, 2009, our subsidiary which owns the 705 W. Ninth project, which is currently under construction, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  On September 3, 2009, our subsidiary which owns our Meruelo Chinatown Village project, which land was pledged as additional collateral for the 705 W. Ninth project loan, also filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  We anticipate that each of these cases will be jointly administered under the Lead Chapter 11 Case.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in the discussion below and the remainder of this report to “we,” “our,” “us” or “our company” refer to Meruelo Maddux Properties, Inc. and its direct and indirect subsidiaries.

Chapter 11 Reorganization

On March 26 and 27, 2009, Meruelo Maddux Properties, Inc. and 53 of its direct and indirect subsidiaries and affiliates (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division (the “ Bankruptcy Court”).  These Chapter 11 cases are jointly administered under the caption “In re Meruelo Maddux Properties, Inc., et al., Case No. 1:09-bk-13356-KT” (the “Lead Chapter 11 Case”).

We continue to operate our businesses and manage our properties that are in Chapter 11 proceedings as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the “first day” relief, we obtained Bankruptcy Court approval to, among other things, use cash collateral on an interim basis, meet our pre-petition payroll obligations, maintain our cash management systems, maintain utilities, continue to provide employee benefits and maintain our insurance programs. We also obtained thereafter rulings determining that we were not subject to the provisions of single asset real estate provisions of the Bankruptcy Code. The filing of the Chapter 11 may have given rise to claims by lenders of defaults under our debt instruments and agreements. As a result, our debt obligations may have become immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings.

Process for Plan of Reorganization. In order to exit Chapter 11 successfully, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

We have the exclusive right to file a Chapter 11 plan or plans prior to November 22, 2009 and the exclusive right to solicit and obtain acceptances thereof until January 21, 2010. Pursuant to Section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond 18 months and 20 months from the petition date, respectively.

We commenced the Chapter 11 proceedings to preserve the going concern value of our business. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:

•	our ability to generate and maintain adequate cash;

•	the cost, duration and outcome of the reorganization process in the Chapter 11 proceedings; and

•	our ability to retain key employees.

    These challenges are in addition to those operational and competitive challenges that we face in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, we cannot guarantee that such efforts will be successful.

We have taken and will continue to take aggressive actions to maximize cash receipts and minimize cash expenditures with the understanding that certain of these actions may make us less able to take advantage of future improvements in the market. We continue to take steps to reduce our general and administrative expenses by streamlining activities and increasing efficiencies, which have led and will continue to lead to reductions in the workforce. However, much of our efforts to reduce general and administrative expenses are being offset by professional and consulting fees associated with our Chapter 11 cases.

Results of Operations

Executive Summary

For the three months ended March 31, 2009, we recorded a net loss of $127.6 million.  This result was derived in large part from the decision to take $119.6 million of non-cash impairment charges in the quarter. As a result of our Chapter 11 proceedings, we adjusted on as "as-is"basis assuming a twelve-month holding period and without considreation to what additional value may be achieved through our development activity, the net book values to current estimated market valuations for all of our properties. In accordance with general accepted accounting principles (GAAP), no upward adjustments were made if market valuations exceeded net book values.

Effective January 1, 2009, we suspended all development activities, other than our construction project at 705 W. Ninth Street, due to the difficult market conditions and the need to preserve cash for our Chapter 11 reorganization. As a result of the suspension of development, we ceased capitalization of certain incidental revenues and carrying costs such as interest expense, real estate taxes and insurance.  As of January 1, 2009, these incidental revenues and expenses associated with carrying costs were reflected on the income statement.  The assets are still classified as real estate held for development even though these costs are no longer being capitalized.  The increases in the rental, interest and general and administrative expenses in first quarter of 2009 over the quarter in the previous year were due in large part to this change in accounting methodology.

Total revenues for the quarter ended March 31, 2009 compared to the same quarter in 2008 remain at approximately $6.0 million.

Acquisition and development activities

The comparability of our results of operations is significantly affected by our development and acquisition activities in 2008 and 2007.  At March 31, 2008, we owned interests in 27 rental projects and 28 projects held as real estate for development.  At March 31, 2009, we owned interests in 28 rental projects and 18 projects held as real estate for development.  Our rental project count changes are due to the transfer of four projects from development to the rental portfolio and the sale of our projects at 2000 San Fernando Road, Overland Terminal, and 1800 E. Washington Blvd., which were included at March 31, 2008.  Our development project count change is due to the four projects placed into service, our sale of 801 E 7th Street, our strategic business decision not to pursue the project acquisitions of 3000 E. Washington Blvd., Gold’s Gym, 555 Central Ave., 1828 Oak Street and Wall Street Market, and the consolidation of our project at 5500 Flotilla into Camfield Retail Center.  The results of our projects at 2000 San Fernando Road, Overland Terminal and 1800 E. Washington Blvd. for all periods presented are shown in discontinued operations in accordance with SFAS 144.

Between January 1, 2008 and March 31, 2009, we acquired or placed in service the following four rental projects.

Projects	Acquisition or Conversion Date	Net Rentable Square Footage

Union Lofts	July 1, 2008	81,609
Barstow Produce Center	July 1, 2008	261,750
Santa Fe Plaza	September 1, 2008	16,000
Overland Terminal	September 3, 2008	309,340
Total		668,699

In addition, between April 1, 2008 and March 31, 2009, we sold the following rental projects ($ in thousands).
Projects	Date of Sale	Sales Price

2000 San Fernando Road (1)	August 15, 2008	$35,000
1800 E Washington Blvd	September 12, 2008	14,200
Overland Terminal	November 14, 2008	19,702
Total		$68,902

(1)
We originally sold this project to an affiliated entity during the quarter ended June 30, 2008 for $28.7 million. We retained an economic interest in this project. When it was resold to a non-affiliated buyer during the third quarter 2008, we received an additional $5.0 million in net proceeds.

Comparison of three months ended March 31, 2009 to three months ended March 31, 2008

The following table reflects our condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 (unaudited and in thousands):

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
Revenues:
Rental income	$5,661	$5,620	$41	0.7%
Management fees	15	73	(58)	-79.5%
Interest income	155	203	(48)	-23.6%
Other income	202	107	95	88.8%
Total revenues	6,033	6,003	30	0.5%
Expenses:
Rental expenses	4,255	3,391	864	25.5%
Interest expense	5,072	2,232	2,840	127.24%
Depreciation and amortization	1,550	1,476	74	5.0%
Impairment loss on real estate assets	119,603	10,245	109,358	1,067.4%
General and administrative	3,120	2,371	749	31.6%
Total expenses	133,600	19,715	113,885	577.7%
Loss from continuing operations before non-controlling interests, income taxes and reorganization items	(127,567)	(13,712)	(113,855)	-830.3%
Non-controlling interests	440	(1,360)	1,800	132.4%
Benefit for income taxes	-	3,729	(3,729)	(1)
Reorganization items	(458)	-	(458)	(1)
Loss before continuing operations	(127,585)	(11,343)	(116,242)	-1,024.8%
Income from discontinued operations	-	407	(407)	(1)
Gain on sale of real estate	-	6,897	(6,897)	(1)
Net loss	$(127,585)	$(4,039)	$(123,546)	-3,058.8%

(1)	The calculated percentages are not meaningful.

Rental income. Rental income remained relatively flat for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Management fees. Management fees, which consists of fees earned for management of properties outside of the company and management fees from the parents of Richard Meruelo, decreased by $0.06 million, or 79.5% to $0.015 million for the three months ended March 31, 2009 compared to $0.07 million for the three months ended March 31, 2008.  The decrease is due to a reduction in the number of properties we manage outside of the company.

Interest income. Interest income decreased by $0.05 million, or 23.67%, to $0.15 million for the three months ended March 31, 2009 compared to $0.20 million for the three months ended March 31, 2008.  The decrease is primarily due to interest income received from an affiliate notes receivable during the quarter ended March 31, 2008, which was paid off in the prior year.  The decrease is offset by interest income earned on our restricted cash reserve that was set aside for our 705 W. Ninth Street construction loan.

Other income. Other income, which primarily consists of leasing space to businesses in the entertainment industry for filming, increased by $0.09 million, or 88.8% to $0.20 million for the three months ended March 31, 2009 compared to $0.11 million for the three months ended March 31, 2008.  As of January 1, 2009, we suspended all of our development projects other than 705 W. Ninth Street. Accordingly, filming revenue from suspended development projects flowed to the Income Statement during 2009 while in the first quarter of 2008 all filming revenue from development projects offset other capitalized costs.

Rental expenses. Rental expenses increased by $0.9 million, or 25.5%, to $4.2 million for the three months ended March 31, 2009 compared to $3.4 million for the three months ended March 31, 2008.  The increase is attributable to the operation of rental properties placed in service during 2008 that had limited or no operations during the three months ended March 31, 2008.  In addition, as of January 1, 2009, we suspended all of our development projects other than 705 W. Ninth Street. Accordingly, we began to expense costs such as property taxes, insurance and security expenses that previously had been capitalized.  The increase is primarily composed of an additional $0.26 million in property taxes, $0.36 million in utility and security expenses, and $0.18 million for professional services.

Interest expense. Interest expense increased by $2.8 million or 127.24% to $5.1 million for the three months ended March 31, 2009 compared to $2.2 million for the three months ended March 31, 2008.  The increase is primarily due to our suspension of all development projects other than 705 W. Ninth Street as mentioned above.  In the first quarter of the prior year, we capitalized $3.0 million related to suspended development projects and development projects subsequently converted to rental properties. This increase was partially offset by a decrease in interest rates.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.07 million, or 5.0%, to $1.55 million for the three months ended March 31, 2009 compared to $1.48 million for the three months ended March 31, 2008.  This increase is primarily due to the completion of development projects and placing them into service.

General and administrative expenses.  General and administrative expenses increased by $0.8 million, or 31.6%, to $3.1 million for the three months ended March 31, 2009 compared to $2.3 million for the three months ended March 31, 2008.  The increase is primarily due to expensing development expenditures. In the prior quarter of 2008 we had capitalized these costs.

Impairment loss on real estate assets. Impairment loss on real estate assets increased by $109.4 million for the three months ended March 31, 2009 compared to $10.2 for the three months ended March 31, 2008. This increase is largely attributable to the uncertainty with respect to our holding periods because of our Chapter 11 proceedings. Accordingly, we adjusted on an "as-is" basis assuming a twelve-month holding period and without consideration to what additional value may be achieved through our development activity, the net book values to our current estimated market valuation for all of our properties. During the three months ended March 31, 2009, we recognized $84.0 million and $35.4 million of impairment loss related to our development and rental projects, respectively.  During the three months ended March 31, 2008, we recognized a $9.1 million impairment loss on our development project at 1875 Mission Blvd and a $0.9 million impairment loss on Ceres Street Produce Market

Gain on sale of real estate. Gain on sale of real estate decreased by $6.9 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to the sale of 9901 Alameda to an unrelated third party in March 2008.  There were no corresponding sales during the three months ended March 31, 2009.

Non-controlling interests. Non-controlling interests decreased by $1.8 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to the equalization event that occurred in March 2008.  In accordance with the terms of our partnership agreement, all then outstanding LTIP units achieved parity with the common units in our operating partnership and a $1.4 million special allocation of the profits was recognized.  During the first quarter of 2009, non-controlling interests on the balance sheet were reduced to zero as partnership losses were allocated to the non-controlling interest holders. There were no corresponding equalization events during the comparable period in 2009.

Benefit for income taxes. Benefit for income taxes decreased by $3.7 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to the recognition of a $3.7 million benefit on income taxes due to the impairment loss recognized on our project at 1875 Mission Blvd in Pomona in 2008.  In connection with the IPO formation transactions, we accounted for this project as a purchase in accordance with SFAS 141.  Accordingly, we estimated the fair value of this property and “stepped-up” the asset value by approximately $11.2 million and recorded a corresponding deferred tax liability of $4.6 million.  We recorded a benefit for income taxes of $3.7 million to reduce the deferred tax liability reflected on our balance sheet that would not be used as a result of impairment.  There was no corresponding benefit for income taxes during the comparable period in 2009.  Due to the uncertainty surrounding the Company’s ability to generate sufficient future taxable income to realize its deferred tax assets, a valuation allowance has been recorded against this asset.

Reorganization items.  Reorganization items increased $0.5 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to the Chapter 11 filing on March 27, 2009.

Liquidity and Capital Resources

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by our Chapter 11 proceedings. Those proceedings will involve, or may result in, various restrictions on our activities, limitation on financing, the need to obtain Bankruptcy and perhaps other approvals for various matters and uncertainty as to relationships with vendors, suppliers, tenants and others whom we may conduct or seek to conduct business.

The filing of the Chapter 11 petitions may have given rise to claims by lenders of defaults under our debt instruments and agreements. As a result, our debt obligations may have become immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings.

We are a development company and experience significant, recurring cash shortfalls from (i) operating activities, (ii) recurring investment activities such as carrying costs for interest payments, real estate taxes and unfunded development expenditures and (iii) capital expenditures on existing rental properties.  Before filing our Chapter 11 petitions, we needed to generate approximately $28.0 million in cash annually to cover such shortfalls.

To preserve cash flow in this challenging economic environment, we suspended all development projects, other than our 705 W. Ninth Street construction project. As of January 1, 2009, we stopped capitalizing these carrying costs and began reflecting the revenue and expense activities on our statement of operations.

On our consolidated statements of cash flows, we classify cash flows into operating activities, investing activities and financing activities.  Our operating activities reflect the operating cash flow performance of our rental properties and our suspended development projects. These activities consist of total revenue, offset by rental expenses, interest expense, general and administrative expenses and the impact of changes in assets and liabilities. The construction costs for our 705 W. Ninth Street project and capital expenditures for other projects are reflected in investing activities. We have a construction loan in place to fund the development commitments for our 705 W. Ninth Street project.  The construction lender has declared a default arising out of our bankruptcy filing. For other capital expenditures, we must find other sources to fund these expenditures.

As of March 31, 2009, we had cash and cash equivalents of approximately $3.6 million. The Court granted interim authority to use our on-hand cash collateral. As of August 31, 2009, we have improved our cash position by approximately $4.9 million since our Chapter 11 filings primarily from selling two projects that generated approximately $2.3 million in net proceeds and deferring interest and property tax payments. Prior to or in connection with a plan or plans of reorganization, we may continue to sell some of our projects to generate additional funds and/or reduce debt. We seek to grow our revenue by improving the occupancy levels on many of our projects and reduce our operating expenses. We are actively pursuing actions that would reduce our interest rate and defer our principal payment obligations. We continue to take steps to reduce our general and administrative expenses by streamlining activities and increasing efficiencies. However, much of our efforts to reduce general and administrative expenses are being offset by professional and consulting fees associated with our Chapter 11 cases. We also may seek to obtain additional funds from Debtor-in-Possession financing using our unencumbered properties as collateral.

We commenced the Chapter 11 proceedings because we are not assured that we will have sufficient capital to satisfy our liquidity needs over the next 12 months and because there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:

•	our ability to generate and maintain adequate cash;

•	the cost, duration and outcome of the reorganization process in the Chapter 11 proceedings; and
•	our ability to retain key employees.

These challenges are in addition to those operational and competitive challenges that we face in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, we cannot guarantee that such efforts will be successful.

Contractual Obligations

During the first three months ended March 31, 2009, there were no material changes in our contractual obligations outside the ordinary course of our business.

Cash Flows

Comparison of three months ended March 31, 2009 to three months ended March 31, 2008

Cash and cash equivalents were $3.6 million as of March 31, 2009 and $12.3 million as of March 31, 2008.

Net cash used in operating activities increased by $4.1 million to $1.5 million for the three months ended March 31, 2009 compared to $2.5 million of net cash provided by operating activities for the three months ended March 31, 2008.  The increase is primarily due to expensing carrying costs such as interest and rental expenses of our suspended development projects. In the first quarter of 2008 these carrying costs were capitalized and were reflected as investing activities.

Net cash used in investing activities increased by $36.5 million to $39.3 million for the three months ended March 31, 2009 compared to $2.7 million for the three months ended March 31, 2008.  The increase is primarily due to a $28.7 million increase to our restricted cash balances as a result of our construction loan for our 705 W Ninth Street project.  Also, during the three months ended March 31, 2009, we spent an additional $1.5 million in development costs, which were primarily incurred for our project at 705 W. Ninth Street. In addition, during the three months ended March 31, 2008, we acquired and sold our project at 9901 Alameda, which resulted in $6.8 million of net proceeds.

Net cash provided by financing activities increased by $30.5 million to $40.0 million for the three months ended March 31, 2009, compared to $9.5 million for the three months ended March 31, 2008.  The increase is primarily attributable to an additional $32.2 million of proceeds from notes payable, which is primarily composed of funds drawn on our construction loan secured by 705 W Ninth Street to be used for construction costs to complete the project.  The increase is partially offset by a larger current year principal repayment on notes payable.  During the current year, we repaid $2.0 million of principal related to the loan secured by our Southern California Institute of Architecture project.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any guarantee contracts, retained or contingent interests in transferred assets, obligations under derivative instruments, obligations arising out of variable interests in unconsolidated entities, or other off-balance sheet arrangements.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including our principal executive officer and our principal financial officer as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based on such evaluation, such officers have concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective solely in that we failed to file our Form 10-Q on a timely basis. This failure was the result of our Chapter 11 bankruptcy process which has required substantial time and effort from our finance, accounting and management personnel. We continue to apply controls and procedures consistent with prior periods.  The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

During the three months ended March 31, 2009, we made the following change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting:

•
Our Chapter 11 proceedings have had a significant impact on our business processes and internal control over financial reporting related to the proper separation and payment of pre-petition and post-petition obligations and the preparation of unaudited consolidated financial statements reflecting the accounting required for the restructuring activities and reorganization expenses resulting from the Chapter 11 proceedings. Management continues to take actions necessary to address the resources, processes and controls related to these restructuring activities, while maintaining controls over routine daily operations.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

As previously discussed, on March 26 and 27, 2009, Meruelo Maddux Properties, Inc. and 53 of its direct and indirect subsidiaries and affiliates filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  These Chapter 11 cases are jointly administered under the Lead Chapter 11 Case.  As further discussed, on September 3, 2009, two additional subsidiaries of the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  We anticipate that each of these cases will also be jointly administered under the Lead Chapter 11 Case.  These Chapter 11 proceedings are material to the Company and our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, the cost, duration and outcome of the reorganization process in the Chapter 11 proceedings.

In addition to the Chapter 11 proceedings, we are party to various lawsuits, claims and other legal proceedings, some of which may be material, including actions or claims for breach of our obligations to repay debt and proceedings seeking appointment of a receiver for one or more of our projects or to exercise other remedies in connection with loan defaults.  We believe that any actions or other efforts to enforce the payment obligations or to assert claims against the Debtors are stayed as a result of the Chapter 11 filings.  We may from time to time stipulate to, or the Bankruptcy Court may grant, relief from the stay in order for the parties to proceed with litigation or proceedings and liquidate or resolve claims in forums other than the Bankruptcy Court.  For instance, we have stipulated to relief from stay in connection with an eminent domain proceeding instituted against a portion of our Alameda Square project; provided that enforcement of any final order or judgment shall be stayed and shall be enforceable only after further order of the Bankruptcy Court.

We may also from time to time institute actions or proceedings either in the Bankruptcy Court or in other forums to assert our rights and claims against others, including tenant eviction or other lease or contract enforcement proceedings.  We intend to vigorously seek judicial enforcement of our rights in these proceedings as well.

Item 1A.	Risk Factors

The information presented below updates, and should be read in conjunction with, the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

We filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

As more fully described in Note 1 to the consolidated financial statements of this report, the Debtors filed voluntary petitions to reorganize under Chapter 11 on March 26 and 27, 2009. During our Chapter 11 cases, we plan to continue to operate our business and manage our properties as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11.  Our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy, including, but not limited to, the following:

•
We have incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly impact our results of operations.

•	We may have difficulty continuing to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms.

•	We may have difficulty maintaining existing and building new tenant relationships or pursuing our planned development projects.

•
Transactions outside the ordinary course of business will be subject to the prior approval of the court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

•	We may not be able to obtain court approval or such approval may be delayed with respect to motions made in the reorganization cases.

•	We may be unable to retain and motivate key executives and associates through the process of reorganization, and we may have difficulty attracting new employees.

•	We may be unable to maintain or obtain sufficient financing sources for operations or to fund the reorganization plan and meet future obligations.

•	The value of our common stock could be reduced to zero as result of the bankruptcy filing.

The ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified.

We face risks associated with the process of reorganization.

In order to exit Chapter 11 successfully, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization would resolve, among other things, the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.  The risks associated with the plan of reorganization process are as follows:

•	We may be unable to develop, prosecute, confirm and consummate a plan of reorganization that is acceptable to the bankruptcy court and our creditors, equity holders and other parties in interest.

•
There can be no assurance that the Creditors’ Committee will support the Debtors’ positions or ultimate plan of reorganization, once proposed.  Disagreements between the Debtors and the Creditors’ Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 proceedings.

•
We may encounter third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm the plan of reorganization, to appoint a Chapter 11 trustee or to convert the case to a Chapter 7 case.

The Chapter 11 Reorganization has consumed and will consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

The requirements of the Chapter 11 cases have consumed and will continue to consume a substantial portion of our management’s time and attention and leave them with less time to devote to the operations of our business.  This diversion of the management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations.

Operating under Chapter 11 may restrict our ability to pursue our business strategies.

Under Chapter 11, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	Sell assets outside the ordinary course of business;

•	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	Grant liens; and

•	Finance our operations, investments or other capital needs or to engage in other business activities that would be in our interest.

As a result of our Chapter 11 Reorganization, our historical financial information may not be indicative of our future financial performance.

Our capital structure will likely be significantly changed under any plan of reorganization. Under fresh start accounting rules that may apply to us upon the effective date of any plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero.  Accordingly, if fresh start accounting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition or results of operations reflected in our historical financial statements.  In connection with the Chapter 11 Reorganization and the development of any plan of reorganization, it is also possible that additional restructuring and similar charges may be identified and recorded in future periods.  Such charges could be material to our consolidated financial position and results of operations in any given period.

If we are unable to successfully reorganize our capital structure and operations and implement our plan of reorganization, the debtors may be required to liquidate their assets.

Even assuming a successful emergence from Chapter 11, there can be no assurance as to the overall long-term viability of our operational reorganization, including our ability to generate sufficient cash to support our operating needs, fulfill our objectives without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future.

In addition, the uncertainty regarding the eventual outcome of our reorganization and the effect of other unknown adverse factors, could threaten our existence as a going concern.  Our ability to continue as a going concern is dependent upon the following risk factors:

•	our ability to generate and maintain adequate cash;

•	the cost, duration and outcome of the reorganization process in the Chapter 11 proceeding;

•	our ability to retain key employees;

•	our successful implementation of the reorganization plan and the transactions contemplated thereby; and

•	maintaining the support of key vendors and customers.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

 None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meruelo Maddux Properties, Inc.

Date: September 9, 2009	By:	/s/ Andrew Murray
Andrew Murray
Chief Financial Officer
(principal financial officer)