Form 10-Q
period 2009-06-30
Meruelo Maddux Properties, Inc.
filed 2009-09-17
CIK 1375083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Number of the registrant’s common stock outstanding as of September 17, 2009 was 88,071,285 ($.01 par value).

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009
TABLE OF CONTENTS

Item No.		Form 10-Q Report Page
PART I	FINANCIAL STATEMENTS

1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	2

	Unaudited Condensed Consolidated Statement of Operations of the Company for the Three Months Ended June 30, 2009 and June 30, 2008	3

	Unaudited Condensed Consolidated Statement of Operations of the Company for the Six Months Ended June 30, 2009 and June 30, 2008	4

	Unaudited Condensed Consolidated Statement of Cash Flows of the Company for the Six Months Ended June 30, 2009 and June 30, 2008	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

3.	Quantitative and Qualitative Disclosure About Market Risk	28

4.	Controls and Procedures	28

PART II	OTHER INFORMATION

1.	Legal Proceedings	29

1A.	Risk Factors	29

2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

3.	Defaults Upon Senior Securities	31

4.	Submission of Matters to a Vote of Security Holders	31

5.	Other Information	31

6.	Exhibits	31

	SIGNATURES	32

PART I.  FINANCIAL STATEMENTS

Item 1.  Financial Statements

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except for share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$ 7,207	$ 4,460
Restricted cash	42,981	27,220
Accounts receivable	1,346	1,246
Rental properties, net	258,504	297,809
Real estate held for development	296,584	347,946
Other assets, net	2,072	3,088
Total Assets	$ 608,694	$ 681,769

Liabilities and Stockholders’ Equity
Accounts payable	$ 285	$ 1,660
Accrued expenses and other liabilities	30,886	12,133
Notes payable secured by real estate	84,000	328,229
	$ 115,171	$ 342,022

Liabilities subject to compromise	291,426	–

Common stock, $.01 par value, 200,000,000 shares authorized, 88,071,285 and 88,076,987 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	881	881
Additional paid in capital	447,230	446,252
Non-controlling interests	-	503
Retained earnings (deficit)	(246,014)	(107,889)
Total Stockholders' Equity	202,097	339,747
Total Liabilities and Stockholders' Equity	$ 608,694	$ 681,769

See accompanying notes to the condensed consolidated financial statements.

MERUELO MADDUX PROPERTIES, INC. DEBTOR-IN-POSSESSION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts) (Unaudited)

	Quarter Ended June 30, 2009	Quarter Ended June 30, 2008
Revenues:
Rental income	$6,072	$5,788
Management fees	14	69
Interest income	115	222
Other income	148	51
Total Revenues	6,349	6,130
Expenses:
Rental expenses	3,764	3,447
Interest expense	8,054	2,121
Depreciation and amortization	1,557	1,455
Impairment loss on real estate assets	-	3,895
General and administrative	3,051	2,493
Total Expenses	16,426	13,411
Loss from continuing operations before income taxes, reorganization items	(10,077)	(7,281)
Benefit from income taxes	-	778
Reorganization items	(462)	-
Loss from continuing operations	(10,539)	(6,503)
(Loss) income from discontinued operations	(3)	66
Gain on sale of real estate asset	2	-
(Loss) income from discontinued operations	(1)	66
Net loss	$(10,540)	(6,437)
Less: net loss attributable to non-controlling interests	-	29
Net loss attributable to common stockholders	$(10,540)	$(6,408)
Basic and diluted loss per share:
Loss from continuing operations	$(0.12)	$(0.07)
Income from discontinued operations	-	-
Net loss per share	$(0.12)	$(0.07)
Weighted average common shares outstanding - basic and diluted	87,942,372	86,422,172

See accompanying notes to the condensed consolidated financial statements.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revenues:
Rental income	$11,702	$11,377
Management fees	29	142
Interest income	270	425
Other income	350	158
Total Revenues	12,351	12,102
Expenses:
Rental expenses	8,008	6,830
Interest expense	13,118	4,338
Depreciation and amortization	3,104	2,927
Impairment loss on real estate assets	119,273	14,140
General and administrative	6,170	4,863
Total Expenses	149,673	33,098
Loss from continuing operations before income taxes, reorganization items	(137,322)	(20,996)
Benefit from income taxes	-	4,507
Reorganization items	(920)	-
Loss from continuing operations	(138,242)	(16,489)
(Loss) income from discontinued operations	(325)	476
Gain on sale of real estate asset	2	6,897
(Loss) income from discontinued operations	(323)	7,373
Net loss	$(138,565)	(9,116)
Less: net loss (income) attributable to non-controlling interests	440	(1,331)
Net loss attributable to common stockholders	$(138,125)	$(10,447)
Basic and diluted loss per share:
Loss from continuing operations	$(1.57)	$(0.21)
Income from discontinued operations	-	0.09
Net loss per share	$(1.57)	$(0.12)
Weighted average common shares outstanding - basic and diluted	87,929,188	85,746,786

See accompanying notes to the condensed consolidated financial statements.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss	$(138,565)	$(9,116)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Gain on sale of real estate	(2)	(6,897)
Impairment loss on real estate assets	119,603	14,140
Benefit from income taxes	-	(4,507)
Depreciation and amortization	3,104	3,300
Stock-based compensation expense	978	916
Interest income on affiliate notes receivable	-	(338)
Amortization of deferred loan costs	406	255
Excess tax benefit from stock-based compensation	(401)	(403)
Changes in assets and liabilities:
Accounts receivable	(100)	331
Other assets	311	(627)
Accounts payable	1,628	999
Accrued expenses and other liabilities	14,424	2,611
Net cash (used in) provided by operating activities	1,386	664

Cash flows from investing activities:
Acquisition of real estate	–	(24,400)
Expenditures for improvements to real estate	(24,955)	(31,976)
Proceeds from sale of real estate	2,217	31,200
Deposit received for sale of real estate	144	2,000
Change in restricted cash	(15,761)	(2,184)
Net cash used in investing activities	(38,355)	(25,360)

Cash flows from financing activities:
Investment in affiliate notes receivable	–	338
Payments to LTIP unitholders	(63)	(289)
Proceeds from interim financing transaction	-	28,370
Proceeds from notes payable	42,123	34,178
Principal payments on notes payable	(2,745)	(33,050)
Excess tax benefit from stock-based compensation	401	403
Net cash provided by financing activities	39,716	29,950
Net increase (decrease) in cash and cash equivalents	2,747	5,254
Cash and cash equivalents at beginning of period	4,460	3,030
Cash and cash equivalents at end of period	$7,207	$8,284
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,392	$4,351

Supplemental disclosure of noncash investing and financing activities:
Accrual for real estate improvements and
purchases included in real estate held for development	$6,815	$9,197

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

Liabilities Subject to Compromise. The following table summarizes the components of liabilities subject to compromise included on our Consolidated Balance Sheet as of June 30, 2009:

June 30,
2009
Notes payable secured by real estate	$277,428
Unsecured note payable	6,179
Accrued interest	4,078
Accounts payable	2,914
Accrued expenses and other liabilities	827

$291,426

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

Reorganization Items. During the three and six months ended June 30, 2009, we paid cash related reorganization items, which are primarily composed of professional fees, of approximately $0.5 million and $0.9 million, respectively.

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

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements and notes of the Company as of June 30, 2009 and for the three and six months ended June 30, 2009 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2008 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

In accordance with GAAP, we have applied the provisions of American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), in preparing the condensed consolidated financial statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain items of income, expense, gain or losses realized or incurred because we are in Chapter 11 are recorded in reorganization items on the accompanying consolidated statements of operations. Also, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the condensed consolidated balance sheet at June 30, 2009 in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.  In April 2008, the FASB issued FASB Staff Position 90-7-1, “An Amendment of AICPA Statement of Position 90-7,” (“FSP 90-7-1”). FSP 90-7-1, which was effective immediately and amends SOP 90-7, paragraph 38 to nullify the requirement regarding changes in accounting principles. Previously under paragraph 38 of SOP 90-7, changes in accounting principles that will be required in the financial statements of an emerging entity within the 12 months following the adoption of fresh-start accounting were required to be adopted at the time fresh-start reporting was adopted. As a result of the amendment, an entity emerging from bankruptcy that applies fresh-start reporting should follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early.  We have also prepared these unaudited condensed consolidated financial statements on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at June 30, 2009 and December 31, 2008, respectively, were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

  The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments.

  We calculate the fair value of our notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.  At June 30, 2009 and December 31, 2008, the aggregate fair value of our secured notes payable is estimated to be approximately equal to $84.0 million (not inclusive of debt included in “Liabilities subject to compromise”) and $328.1 million, respectively.

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

Condensed Combined Debtors-in-Possession Balance Sheet

As of June 30, 2009
Assets
Cash	$7,179
Restricted cash	8,096
Accounts receivable	1,296
Intercompany receivables, net	74,666
Rental properties, net	258,504
Real estate held for development	188,766
Other assets, net	2,072
Total assets	$540,579
Liabilities and Stockholders’ Equity
Accounts payable	247
Accrued expenses and other liabilities	20,905
21,152
Liabilities subject to compromise	291,426
Stockholders’ equity	228,001
Total liabilities and stockholders’ equity	$540,579

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. CONDENSED COMBINED FINANCIAL INFORMATION OF ENTITIES IN CHAPTER 11 PROCEEDINGS (continued)

Condensed Combined Debtors-in-Possession Statement of Operations

	April 1, 2009 to June 30, 2009	March 27, 2009 to March 31, 2009	March 27, 2009 to June 30, 2009
Revenue	$6,250	$241	$6,491
Expenses:
Rental expenses	3,742	214	3,956
Interest expense, net	8,057	214	8,271
Depreciation and amortization	1,558	67	1,625
Impairment loss on real estate assets	-	119,603	119,603
General and administrative	3,033	172	3,205
Total Expenses	16,390	120,270	136,660
Loss before reorganization items and gain on sale	10,140	120,029	130,167
Gain (loss) on sale of real estate	2	0	2
Reorganization items	462	59	521
Net loss	$(10,600)	$(120,088)	$(130,688)

Condensed Combined Debtors-in-Possession Statement of Cash Flows

Cash flows from operating activities:	April 1, 2009 to June 30, 2009	March 27, 2009 to March 31, 2009	March 27, 2009 to June 30, 2009
Net loss	$(10,600)	$(120,088)	$(130,688)
Adjustments to reconcile net cash providedby operating activities	13,114	120,425	133,539
Net cash provided by operating activities	2,514	337	2,851
Net cash provided by investing activities	1,495	-	1,495
Net cash provided by (used in) financingactivities	(445)	-	(445)
Net increase in cash and cash equivalents	3,564	337	3,901
Cash and cash equivalents at beginning of period	3,615	3,278	3,278
Cash and cash equivalents at end of period	$7,179	$3,615	$7,179

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

Non-controlling interests relate to the interests in our operating partnership that are not owned by our company.  In conjunction with the formation of our company, our operating partnership issued LTIP units to certain executives. LTIP units are a special class of partnership interest in our operating partnership.  Initially, LTIP units do not have full parity with common units in our operating partnership with respect to allocation of profits or losses and distributions of disposition proceeds and are not redeemable for shares of our common stock.  The LTIP units do not have a mandatorily redeemable feature and the non-controlling interests have no obligation to fund losses of the Company. Upon the occurrence of certain events in accordance with the terms of our operating partnership agreement, the LTIP units will achieve parity (equalization) with common units in our operating partnership, will be entitled to a non-recurring special allocation of income (losses) for the specific equalization event, and thereafter will share in profits and losses of the operating partnership equal to their effective ownership interest (0.4% at June 30, 2009).

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

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. RENTAL PROPERTIES

Rental properties consist of the following:

	June 30, 2009 (unaudited)	December 31, 2008
	(in thousands)
Land	$124,276	$144,778
Building and improvements	162,148	178,203
	286,424	322,981
Less: Accumulated depreciation	(27,920)	(25,172)
	$258,504	$297,809

We have 27 rental properties as of June 30, 2009 and December 31, 2008, with each located in Southern California. Depreciation expense on buildings and building improvements was approximately $1.4 million for both three month periods ended June 30, 2009 and 2008.   Depreciation expense on buildings and building improvements was $2.8 million and $2.9 million for the six months ended June 30, 2009 and 2008 (including discontinued operations), respectively.

6. REAL ESTATE HELD FOR DEVELOPMENT

Real estate held for development consists of the following:

	June 30, 2009 (unaudited)	December 31, 2008
	(in thousands)
Land	$219,442	$263,155
Building and improvements	455	1,783
Construction in process	76,687	83,008
	$296,584	$347,946

As of June 30, 2009 and December 31, 2008, we owned 18 and 19 properties held for real estate development respectively. Interest capitalized for the three months ended June 30, 2009 and 2008 was approximately $2.6 million and $3.4 million, respectively.  Interest capitalized for the six months ended June 30, 2009 and 2008 was approximately $4.7 million and $6.8 million, respectively.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. OTHER ASSETS

Other assets consist of the following:

	June 30, 2009 (unaudited)	December 31, 2008
	(in thousands)
Deferred loan costs	$2,817	$2,829
Intangible assets – in-place leases	1,209	1,209
Machinery and equipment	2,486	2,459
Deposits and prepaid expenses	810	997
Other	7	—
	7,329	7,494
Accumulated amortization and depreciation	(5,257)	(4,406)
	$2,072	$3,088

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2009 (unaudited)	December 31, 2008
	(in thousands)
Accrued property taxes	$9,255	$6,104
Accrued development costs	8,996	—
Accrued interest – mortgage debt	8,784	1,975
Tenant security deposits	1,459	1,878
Other	2,392	2,176
	$30,886	$12,133

The filing of the Chapter 11 petitions may have given rise to claims by lenders of defaults under our debt instruments and agreements. In these financial statements, we are accruing interest at the default interest rate from the bankruptcy filing date of March 26 and 27, 2009 for those entities which filed for Chapter 11 protection.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. NOTES PAYABLE SECURED BY REAL ESTATE

As of June 30, 2009, the balance of our notes payable secured by real estate was $84.0 million.  The $84.0 million represents a construction loan facility provided for the completion of our class A, high-rise residential project located at 705 W. Ninth Street.  The interest rate of this loan is fixed at 12.0% per annum through final maturity.  The Lender has declared a default arising out of our bankruptcy filing on March 26 and 27, 2009. We filed for Chapter 11 protection for 705 W. Ninth Street on September 3, 2009. The default rate of interest is 18.0% or 6.0% per annum above the regular interest rate.  We are accruing and paying interest at the regular interest rate. We will commence accruing interest at the default rate for this loan on September 3, 2009. Had we accrued interest from the bankruptcy filing date of March 27, 2009 through June 30, 2009 at the default interest rate, the additional interest charges would be approximately $1.3 million. The loan is for an initial 18 month term through January 31, 2010, with five extension options of 6 months each for a total possible term of 48 months.

As of December 31, 2008, the balance of our notes payable secured by real estate was $328.2 million.  With the exception of the 705 W. Ninth Street construction loan which had an outstanding balance of $42.0 million at December 31, 2008, the remaining $286.2 million are secured by entities in the Chapter 11 reorganization process and are classified along with other items as “Liabilities subject to compromise” at June 30, 2009.  Subsequent to June 30, 2009, the entity securing the 705 W. Ninth Street project filed for bankruptcy and the amount will be included in “Liabilities subject to compromise” as of September 30, 2009.

10. LOSS PER SHARE

The following is a summary of the elements used in calculating basic and diluted earnings (loss) per share (unaudited and in thousands except for share data):

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008
Loss from continuing operations before income taxes and reorganization items	$(10,077)	$(7,281)
Benefit for income taxes	—	778
Reorganization items	(462)	—
Loss from continuing operations	$(10,539)	$(6,503)
Income from discontinued operations	(3)	66
Gain on sale of real estate	2	-
Net loss	(10,540)	$(6,437)
Less: net loss attributable to non-controlling interests	-	29
Net loss attributable to common shareholders	$(10,540)	$(6,408)
Weighted average common shares outstanding – basic and diluted	87,942,372	86,422,172
Net loss per share – basic and diluted	$(0.12)	$(0.07)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Loss from continuing operations before income taxes and reorganization items	$(137,322)	$(20,996)
Benefit for income taxes	—	4,507
Reorganization items	(920)	—
Loss from continuing operations	(138,242)	(16,489)
Income from discontinued operations	(325)	476
Gain on sale of real estate	2	6,897
Net loss	(138,565)	(9,116)
Less: net loss attributable to non-controlling interests	440	(1,331)
Net loss attributable to common shareholders	$(138,125)	$(10,447)
Weighted average common shares outstanding – basic and diluted	87,929,188	85,746,786
Net loss per share – basic and diluted	$(1.57)	$(0.12)

For the three and six months ended June 30, 2009 and 2008, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. EQUITY INCENTIVE PLAN

On January 30, 2007, we adopted an equity incentive plan. The purpose of the 2007 Equity Incentive Plan is to provide us with the flexibility to use restricted stock, LTIP units and other awards as part of an overall compensation package to provide compensation to attract and retain qualified personnel. The LTIP units are interests in the operating partnership that, upon the allocation of profits from the operating partnership over time, may be converted into the operating partnership’s common units (a “Partnership Common Unit”) and consequently, become redeemable by the holder on a one-for-one basis for cash equal to the value of a share of our common stock or, at the Company’s election, a share of the Company’s common stock. We have initially reserved 2,277,500 shares of our common stock for the issuance of awards under our equity incentive plan. From the initial reservation, there remain 1,083,334 unissued shares of our common stock under our equity incentive plan. The number of shares reserved under our equity incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our equity incentive plan will be available for future awards.

Restricted Stock

On January 30, 2007, pursuant to our equity incentive plan, the Company awarded 314,436 shares of restricted stock to non-executive employees. An additional 103,300 shares of restricted stock were issued subsequently through December 31, 2008. Restricted stock issued to non-executive employees vests one-third on each of the first, second and third anniversary dates of the grant. Also on January 30, 2007, an initial grant of 10,000 shares of restricted stock was issued to non-employee directors, which vest on the second annual meeting of the shareholders following the year of grant, subject to the director’s continued service through the day immediately preceding such meeting. During the period from January 30, 2007 through June 30, 2009, 101,405 shares of non-executive employee restricted stock were forfeited and 211,668 shares of employee restricted stock vested.

As of June 30, 2009, there was approximately $0.6 million of total unrecognized compensation cost related to the non-vested portion of restricted stock under the equity incentive plan. The cost is expected to be recognized over a weighted average period of 9 months. The fair value of the unvested restricted shares outstanding as of June 30, 2009 was approximately $1.2 million.  The compensation cost related to restricted stock recognized during the three months ended June 30, 2009 and 2008 was $0.3 million each per three month period.  The compensation cost related to restricted stock recognized during the six months ended June 30, 2009 and 2008 was $0.6 million each per six month period.

Unvested Restricted Stock	Number of Restricted Stock Shares	Weighted Average Issuance Date Fair Value
Outstanding at January 1, 2009	224,904	$9.94
Issued	-	-
Vested	(99,172)	0.38
Forfeited	(5,702)	9.08
Outstanding at June 30, 2009	120,030	$9.63

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

During the three months ended June 30, 2009 and 2008, compensation expense related to LTIPs was approximately $0.2 million, respectively.  During the six months ended June 30, 2009 and 2008, compensation expense related to LTIPs was approximately $0.4 million, respectively.  As of June 30, 2009, there was approximately $0.9 million of total unrecognized compensation cost related to the LTIP units under the equity incentive plan.

LTIP Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	402,835	$6.66
Granted	—	—
Redeemed	—	—
Outstanding at June 30, 2009	402,835	$6.66

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

The Company has recorded a valuation allowance against the entire amount of its net deferred tax asset due to the uncertainty surrounding the Company’s ability to generate sufficient future taxable income to realize this asset.  As of June 30, 2009, the Company has recorded a valuation allowance of approximately $74.8 million against its net deferred tax assets.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements at June 30, 2009.

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

Our commitments and contingencies include the usual obligations of real estate owners, operators and developers incurred in the normal course of business, and may be subject to assumption or rejection as part of the Chapter 11 proceedings. In the opinion of management, the resolution of these matters is not expected to have a significant impact on our consolidated financial position or results of operations. We maintain cash at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage.  Management believes that the risk is not significant.

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

We provide property management, leasing and development services to properties that are owned by a related party, namely Belinda Meruelo, the mother of Richard Meruelo. Management fees generated for the three months ended June 30, 2009 and 2008 totaled $13,500 and $37,500, respectively.  Management fees generated for the six months ended June 30, 2009 and 2008 totaled $28,500 and $75,000, respectively. Because of the nature and extent of transactions with affiliates, the accompanying consolidated financial statements may or may not be indicative of the condition that would have existed or the results of operations that would have occurred if our predecessor business had operated without such affiliates

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. DISCONTINUED OPERATIONS

On April 30, 2009, we completed the sale of our property at 500 Mateo to a third party for $1.9 million and recorded an insignificant gain.  The results of operations of 500 Mateo are reflected in the consolidated statement of operations as discontinued operations for the three and six month periods ended June 30, 2008 and 2009.

On May 27, 2008, we completed the interim financing or initial sale of the 2000 San Fernando Road project to a related party.  On August 15, 2008, the related party completed a subsequent resale of the property to a third party buyer, which completed our involvement in the project.  This satisfied the remaining criterion that must be met in SFAS 66 in order to record the gain on sale of the project.  As such, we recorded a $14.2 million gain on sale related to the project.  In accordance with SFAS 144, the results of operations for 2000 San Fernando Road are reflected in the consolidated statement of operations as discontinued operations for the three and six months ended June 30, 2008.

On September 3, 2008, we completed the sale of our project at 1800 E. Washington Blvd. to a third party for $14.2 million.  We used the net proceeds to repay the $9.1 million mortgage loan secured by the project and recorded a $1.7 million gain on sale.  The results of operations for 1800 E. Washington Blvd. are reflected in the consolidated statement of operations as discontinued operations for the three and six months ended June 30, 2008.

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

The following table summarizes the income and expense components that comprise income from discontinued operations of the company for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Total Revenue	$9	$1,657	$40	$632
Expenses:
Rental expenses	3	277	14	149
Interest expense	2	517	10	277
Depreciation and amortization	2	374	5	153
Impairment loss on real estate losses	-	-	330	-
General and administrative	5	13	6	(13)
Total Expenses	12	1,181	365	566
Total Income from Discontinued Operations	$(3)	$476	$(325)	$66

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

17. IMPAIRMENT LOSS ON REAL ESTATE ASSETS

Because of our Chapter 11 reorganization proceedings and the uncertainty to finance, develop and operate our real estate properties, we have stated our real estate assets at the lower of cost or fair value. We have compared the net book value of our assets to similar assets in the market adjusted for other factors such as tenant mix, lease term, income-producing characteristics, financing terms, location, physical characteristics and project age. For the quarter ended March 31, 2009, we recognized impairment on 15 rental projects totaling $35.6 million and 13 development projects totaling $84.0 million. We did not recognize any impairment losses during the second quarter ended June 30, 2009.

18. SUBSEQUENT EVENTS

We have evaluated all subsequent events through September 17, 2009, which is the date we issued these consolidated financial statements, and concluded that the events specified below require recognition. On July 13, 2009, we completed the sale of our project at 146 Front Street to a third party for $1.1 million, which sale generated approximately $0.9 million in additional net sales proceeds.

Effective August 1, 2009, we signed a ten year lease with American Apparel, our largest tenant. The initial base rent was increased to $3.3 million per year with annual rent increases thereafter. American Apparel has the right to terminate the lease after five years but must provide us with 365 days written notice of their intent to terminate.

On September 3, 2009, we filed, on behalf of our projects at 705 W. Ninth Street and Meruelo Chinatown, voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  We are currently constructing a high-rise residential project at 705 W. Ninth Street and had pledged the land at Meruelo Chinatown as additional collateral for the construction loan. We anticipate that each of these cases will be jointly administered under the Lead Chapter 11 Case.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•
the factors referenced in our Annual Report Form 10-K for the year ended December 31, 2008, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the factors described elsewhere in this report, including those described in this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the section below captioned “Risk Factors” and the risk that there may be no meaningful recovery for our existing stockholders under any plan or reorganization that we may adopt;

•	availability, terms and deployment of capital;

    •     changes in our business and investment strategy;

•	availability of qualified personnel;

•	perception of the commercial and residential subsegments of the real estate industry;

•	changes in supply and demand dynamics within the commercial and residential subsegments of the real estate industry;

•	availability of purchasers or tenants for our projects;

•	change in costs associated with development or redevelopment and repositioning of projects;

•	changes in interest rates;

•	changes in applicable laws and regulations (including land use entitlement processes);

•	changes in political climates that may affect our proposed development and redevelopment projects;

•	state of the general economy and the greater Los Angeles economy in which our projects are located;

•	a taking of any of our rental properties or development projects by eminent domain; and

•	the degree and nature of our competition.

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

Results of Operations

Executive Summary

For the three and six months ended June 30, 2009, we recorded a net loss of $7.4 million and $138.6 million.  Because of our Chapter 11 proceedings and the uncertainty to finance, develop and operate our real estate properties, we have stated our real estate projects at the lower of cost or fair value. In the first quarter of 2009, we reduced our net book value by $119.6 million for a non-cash impairment charge. We adjusted, on as “as-is” basis assuming a twelve-month holding period and without consideration to what additional value may be achieved through our development activity, the net book values to fair values for all of our properties. In accordance with general accepted accounting principles (GAAP), no upward adjustments were made if fair valuations exceeded net book values.

Effective January 1, 2009, we suspended all development activities, other than our construction project at 705 W. Ninth Street, due to the difficult market conditions and the need to preserve cash for our Chapter 11 reorganization. As a result of the suspension of development, we ceased capitalization of certain incidental revenues and carrying costs such as interest expense, real estate taxes and insurance.  As of January 1, 2009, these incidental revenues and expenses associated with carrying costs were reflected on the income statement.  We continue classify these assets as real estate held for development even though the costs are no longer being capitalized.  The increases in rental income, rental expense, interest expense and general and administrative costs in three and six months ended June 30, 2009 over the three and six months of the prior year were due in large part to this change in accounting methodology.

The filing of the Chapter 11 petitions may have given rise to claims by lenders of defaults under our debt instruments and agreements. As a result, our debt obligations may have become immediately payable. In these financial statements, we are accruing interest at the default interest rate from the bankruptcy filing date of March 26 and 27, 2009 for those entities which filed for Chapter 11 protection.

Acquisition and development activities

The comparability of our results of operations is significantly affected by our development and acquisition activities in 2009 and 2008.  At June 30, 2008, we owned interests in 26 rental projects and 28 projects held as real estate for development.  At June 30, 2009, we owned interests in 27 rental projects and 18 projects held as real estate for development.  Our rental project count changes are due to the transfer of four projects from development to the rental portfolio and the sale of our projects at, Overland Terminal, 1800 E. Washington and 500 Mateo Street, which were included at June 30, 2008.  Our development project count change is due to the four projects placed into service, our sale of 801 E 7th Street, our strategic business decision not to pursue the project acquisitions of 3000 E. Washington Blvd., Gold’s Gym, 555 Central Ave., 1828 Oak Street and Wall Street Market, and the consolidation of our project at 5500 Flotilla into Camfield Retail Center.  The results of our projects at 2000 San Fernando Road, Overland Terminal, 1800 E. Washington and 500 Mateo Street for all periods presented are shown in discontinued operations in accordance with SFAS 144.

Between January 1, 2008 and June 30, 2009, we acquired or placed in service the following four rental projects.

Projects	Acquisition or Conversion Date	Net Rentable Square Footage

Union Lofts	July 1, 2008	81,609
Barstow Produce Center	July 1, 2008	261,750
Santa Fe Plaza	September 1, 2008	16,000
Overland Terminal	September 3, 2008	309,340
Total		668,699

In addition, between April 1, 2008 and June 30, 2009, we sold the following rental projects ($ in thousands).

Projects	Date of Sale	Sales Price	Pretax Gain (Loss) on Sale(2)

2000 San Fernando Road (1)	August 15, 2008	$35,000	$14,176
1800 E Washington Blvd	September 12, 2008	14,200	1,694
Overland Terminal	November 14, 2008	19,702	199
500 Mateo	April 30, 2009	1,900	(298)
Total		$70,802	$15,771

(1)
We originally sold this project to an affiliated entity during the quarter ended June 30, 2008 for $28.7 million. We retained an economic interest in this project. When it was resold to a non-affiliated buyer during the third quarter 2008, we received an additional $5.0 million in net proceeds.

(2)	We have adjusted the pretax gain (loss) on sale for impairment losses.

Comparison of three months ended June 30, 2009 to three months ended June 30, 2008

The following table reflects our condensed consolidated statements of operations for the three months ended June 30, 2009 and 2008 (unaudited and in thousands):

	Three Months Ended June 30,
	2009	2008	Increase (Decrease)
Revenues:
Rental income	$6,072	$5,788	$284	4.9%
Management fees	14	69	(55)	-79.7%
Interest income	115	222	(107)	-48.2%
Other income	148	51	97	190.2%
Total revenues	6,349	6,130	219	3.6%
Expenses:
Rental expenses	3,764	3,447	317	9.2%
Interest expense	8,054	2,121	5,933	279.7%
Depreciation and amortization	1,557	1,455	102	7.0%
Impairment loss on real estate assets	-	3,895	(3,895)	(1)
General and administrative	3,051	2,493	558	22.4%
Total expenses	16,426	13,411	3,015	22.5%
Loss from continuing operations before income taxes and reorganization items	(10,077)	(7,281)	(2,796)	38.4%
Benefit for income taxes	-	778	(778)	(1)
Reorganization items	(462)	-	(462)	(1)
Loss from continuing operations	(10,539)	(6,503)	(4,036)	62.06%
Income from discontinued operations	(3)	66	(69)	-104.5%
Gain on sale of real estate	2	-	2	(1)
Net loss	(10,540)	(6,437)	(4,103)	63.74%
Less: net loss attributable to non-controlling interests	-	29	(29)	(1)
Net loss attributable to common stockholders	$(10,540)	$(6,408)	$(4,132)	64.5%

(1)	The calculated percentages are not meaningful.

Rental income. Rental income increased by $0.3 million, or 4.9%, to $6.1 million for the three months ended June 30, 2009 compared to $5.8 million for the three months ended June 30, 2008. The increase is primarily attributable to our suspension of all development projects other than 705 W. Ninth Street, which caused the rental income (mainly parking revenue) of approximately $0.4 million to be reflected as rental income and not capitalized as in the same three months of the prior year. We also had rental increases from the prior year at Union Lofts. These increases were partially offset from closing our cold storage facility (National Cold Storage) in December of 2008.

Management fees. Management fees, which primarily consists of fees earned for management services provided to properties owned by the mother of Richard Meruelo, decreased by $0.055 million, or 79.7% to $0.014 million for the three months ended June 30, 2009 compared to $0.069 million for the three months ended June 30, 2008.  The decrease is due to a reduction in the number of properties we manage.

Interest income. Interest income decreased by $0.11 million, or 48.2%, to $0.11 million for the three months ended June 30, 2009 compared to $0.22 million for the three months ended June 30, 2008.  The decrease is primarily due to interest income received from an affiliate notes receivable during the quarter ended June 30, 2008, which was paid off in the prior year.  The decrease is offset by interest income earned on our restricted cash reserve that was set aside for our 705 W. Ninth Street construction loan.

Other income. Other income, which primarily consists of leasing space to businesses in the entertainment industry for filming, increased by $0.10 million, or 190.2% to $0.15 million for the three months ended June 30, 2009 compared to $0.05 million for the three months ended June 30, 2008.  As of January 1, 2009, we suspended all of our development projects other than 705 W. Ninth Street. Accordingly, filming revenue from suspended development projects flowed to the income statement during 2009, but in 2008 this revenue offset other capitalized costs.

Rental expenses. Rental expenses increased by $0.3 million, or 9.2%, to $3.8 million for the three months ended June 30, 2009 compared to $3.5 million for the three months ended June 30, 2008.  The increase is due to our decision to suspend, as of January 1, 2009, all of our development projects other than 705 W. Ninth Street. Accordingly, we began to expense costs such as property taxes, insurance and security expenses that previously had been capitalized.

Interest expense. Interest expense increased by $5.9 million or 279.7% to $8.0 million for the three months ended June 30, 2009 compared to $2.1 million for the three months ended June 30, 2008.  The increase is primarily due to our suspension of all development projects other than 705 W. Ninth Street as mentioned above and accruing interest at the default rate for all loans beginning on the date of the Chapter 11 filings.  In the second quarter of the prior year, we capitalized $2.8 million related to suspended development projects and development projects subsequently converted to rental properties.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.10 million, or 7.0%, to $1.56 million for the three months ended June 30, 2009 compared to $1.46 million for the three months ended June 30, 2008.  This increase is primarily due to the completion of development projects and placing them into service.

General and administrative expenses.  General and administrative expenses increased by $0.6 million, or 22.4%, to $3.1 million for the three months ended June 30, 2009 compared to $2.5 million for the three months ended June 30, 2008.  The increase is primarily due to a change in our accounting policy. During 2009 we have been expensing development costs while in the prior period of 2008 we had been capitalizing these costs.

Impairment loss on real estate assets. Impairment loss on real estate assets decreased by $3.9 million for the three months ended June 30, 2009 compared to none for the three months ended June 30, 2008. This decrease is due to our recent filing of our Form 10-Q for the first quarter of 2009 in which we adjusted, because of our Chapter 11 proceedings, our net book values to fair values for all of our properties.

Gain on sale of real estate.  There were no significant gains on sale of real estate during the three months ended June 30, 2008 or 2009.

Non-controlling interests. There were non-controlling interests of $0.03 million for the three months ended June 30, 2008. We did not continue to allocate partnership losses to the non-controlling interests during the three months ended June 30, 2009 as the balance sheet for these interests had already been reduced to zero and the Company is not obligated to fund liabilities to the LTIP unit holders.

Benefit for income taxes. Benefit for income taxes decreased by $0.8 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  In connection with the IPO formation transactions, we accounted for our assets as a purchase in accordance with SFAS 141.  Accordingly, we estimated the fair value of our assets and “stepped-up” the asset value and recorded a corresponding deferred tax liability. During 2008, we recorded a benefit for income taxes to reduce the deferred tax liability reflected on our balance sheet that would not be used as a result of impairment. As of January 1, 2009 we did not reflect any deferred tax liabilities on our balance sheet. As such, there was no corresponding benefit for income taxes from the impairment losses generated during 2009.  Due to the uncertainty surrounding the Company’s ability to generate sufficient future taxable income to realize its deferred tax assets, a valuation allowance has been recorded against this asset.

Reorganization items.  We filed for Chapter 11 protection on March 27, 2009 and incurred $0.5 million in profession fees during the three months ended June 30, 2009. We did not incur any costs in the same period of 2008.

Comparison of six months ended June 30, 2009 to three months ended June 30, 2008

The following table reflects our condensed consolidated statements of operations for the six months ended June 30, 2009 and 2008 (unaudited and in thousands):

	Six Months Ended June 30,
	2009	2008	Increase (Decrease)
Revenues:
Rental income	$11,702	$11,377	$325	2.9%
Management fees	29	142	(113)	-79.6%
Interest income	270	425	(155)	-36.5%
Other income	350	158	192	121.5%
Total revenues	12,351	12,102	249	2.1%
Expenses:
Rental expenses	8,008	6,830	1,178	17.2%
Interest expense	13,118	4,338	8,780	202.4%
Depreciation and amortization	3,104	2,927	177	6.0%
Impairment loss on real estate assets	119,273	14,140	105,133	743.5%
General and administrative	6,170	4,863	1,307	26.9%
Total expenses	149,673	33,098	116,575	352.2%
Loss from continuing operations before income taxes and reorganization items	(137,322)	(20,996)	(116,326)	554.0%
Benefit for income taxes	-	4,507	(4,507)	(1)
Reorganization items	(920)	-	(920)	(1)
Loss from continuing operations	(138,242)	(16,489)	(121,753)	738.39%
(Loss) income from discontinued operations	(325)	476	(801)	-168.2%
Gain on sale of real estate	2	6,897	(6,895)	-100.0%
Net loss	(138,565)	(9,116)	(129,449)	1,420.0%
Less: net loss attributable to non-controlling interests	440	(1,331)	1,771	-133.1%
Net loss attributable to common stockholders	$(138,125)	$(10,447)	$(127,678)	1,222.1%

(2)	The calculated percentages are not meaningful.

Rental income. Rental income increased by $0.3 million, or 2.9%, to $11.7 million for the six months ended June 30, 2009 compared to $11.4 million for the six months ended June 30, 2008. The increase is primarily attributable to our suspension of all development projects other than 705 W. Ninth Street, which caused the rental income (mainly parking revenue) of approximately $0.8 million to be reflected as rental income and not capitalized as in the comparable six month period of the prior year. This increase was partially offset from our decision to close our cold storage facility in December of 2008.

Management fees. Management fees, which primarily consists of fees earned for management services provided to properties owned by the mother of Richard Meruelo, decreased by $0.11 million, or 79.6% to $0.03 million for the six months ended June 30, 2009 compared to $0.14 million for the six months ended June 30, 2008.  The decrease is due to a reduction in the number of properties we manage for others.

Interest income. Interest income decreased by $0.16 million, or 36.5%, to $0.27 million for the six months ended June 30, 2009 compared to $0.43 million for the six months ended June 30, 2008.  The decrease is primarily due to interest income received from an affiliate notes receivable during the six months ended June 30, 2008, which was paid off in the prior year.  The decrease is offset by interest income earned on our restricted cash reserve that was set aside for our 705 W. Ninth Street construction loan.

Other income. Other income, which primarily consists of leasing space to businesses in the entertainment industry for filming, increased by $0.19 million, or 121.5% to $0.60 million for the six months ended June 30, 2009 compared to $0.16 million for the six months ended June 30, 2008.  As of January 1, 2009, we suspended all of our development projects other than 705 W. Ninth Street. Accordingly, filming revenue from suspended development projects flowed to the income statement during 2009 while in 2008 all filming revenue from development projects offset other capitalized costs.

Rental expenses. Rental expenses increased by $1.2 million, or 17.5%, to $8.0 million for the six months ended June 30, 2009 compared to $6.8 million for the six months ended June 30, 2008.  The increase is attributable to rental properties placed in service during 2008 that had limited or no operations during the six months ended June 30, 2008.  In addition, as of January 1, 2009, we suspended all of our development projects other than 705 W. Ninth Street. Accordingly, we began to expense costs such as property taxes, insurance and security expenses that previously had been capitalized.

Interest expense. Interest expense increased by $8.8 million or 202.4% to $13.1 million for the six months ended June 30, 2009 compared to $4.3 million for the six months ended June 30, 2008.  The increase is primarily due to our suspension of all development projects other than 705 W. Ninth Street as mentioned above and accruing interest at the default rate beginning on the date of the Chapter 11 filings. This increase was partially offset by a decrease in interest rates.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.2 million, or 6.0%, to $3.1 million for the six months ended June 30, 2009 compared to $2.9 million for the six months ended June 30, 2008.  This increase is primarily due to the completion of development projects and placing them into service.

General and administrative expenses.  General and administrative expenses increased by $1.3 million, or 26.9%, to $6.2 million for the six months ended June 30, 2009 compared to $4.9 million for the six months ended June 30, 2008.  The increase is primarily due to a change in policy. During 2009 we have been expensing development costs while in the prior period of 2008 we had been capitalizing these costs.

Impairment loss on real estate assets. Impairment loss on real estate assets increased by $105.1 million for the six months ended June 30, 2009 compared to $14.1 for the six months ended June 30, 2008. This increase is largely attributable to the uncertainty with respect to our holding periods because of our Chapter 11 proceedings. Accordingly, we adjusted on an “as-is” basis assuming a twelve-month holding period and without consideration to what additional value may be achieved through our development activity, the net book values to fair values for all of our properties. During the six months ended June 30, 2009, we recognized $84.0 million and $35.4 million of impairment loss related to our development and rental projects, respectively.

Gain on sale of real estate. Gain on sale of real estate decreased by $6.9 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, due to the sale of 9901 Alameda to an unrelated third party in March 2008.  There were no significant gains during the six months ended June 30, 2009.

Non-controlling interests. Non-controlling interests decreased by $1.8 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, due to the equalization event that occurred in March 2008.  In accordance with the terms of our partnership agreement, all then outstanding LTIP units achieved parity with the common units in our operating partnership and a $1.4 million special allocation of the profits was recognized.  During the first six months of 2009, non-controlling interests on the balance sheet were reduced to zero as partnership losses, primarily from impairments, were allocated to the non-controlling interest holders. There were no equalization events that happened during the comparable period in 2009.

Benefit for income taxes. Benefit for income taxes decreased by $4.5 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  In connection with the IPO formation transactions, we accounted for our assets as a purchase in accordance with SFAS 141.  Accordingly, we estimated the fair value of our assets and “stepped-up” the asset value and recorded a corresponding deferred tax liability. During 2008, we recorded a benefit for income taxes to reduce the deferred tax liability reflected on our balance sheet that would not be used as a result of impairment. As of January 1, 2009 we did not reflect any deferred tax liabilities on our balance sheet. As such, there was no corresponding benefit for income taxes from the impairment losses generated during 2009.  Due to the uncertainty surrounding the Company’s ability to generate sufficient future taxable income to realize its deferred tax assets, a valuation allowance has been recorded against this asset.

Reorganization items.  We filed for Chapter 11 protection on March 27, 2009 and have incurred $0.9 million in profession fees during the first six months of 2009. We did not incur any costs in the same period of 2008.

Liquidity and Capital Resources

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by our Chapter 11 proceedings. Those proceedings will involve, or may result in, various restrictions on our activities, limitation on financing, the need to obtain Bankruptcy Court and perhaps other approvals for various matters and uncertainty as to relationships with vendors, suppliers, tenants and others whom we may conduct or seek to conduct business.

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

On our consolidated statements of cash flows, we classify cash flows into operating activities, investing activities and financing activities.  Our operating activities reflect the operating cash flow performance of our rental properties and our suspended development projects. These activities consist of total revenue, offset by rental expenses, interest expense, general and administrative expenses and the impact of changes in assets and liabilities. The construction costs for our 705 W. Ninth Street project and capital expenditures for other projects are reflected in investing activities. We have a construction loan in place to fund the development commitments for our 705 W. Ninth Street project.  The construction lender has declared a default arising out of our bankruptcy filings on March 26 and 27, 2009. For other capital expenditures, we must find other sources to fund these expenditures.

As of June 30, 2009, we had cash and cash equivalents of approximately $7.2 million. The Court granted interim authority to use our on-hand cash collateral. As of September 13, 2009, we have improved our cash position by approximately $4.7 million since our Chapter 11 filings primarily from selling two projects that generated approximately $2.3 million in net proceeds and deferring interest and property tax payments. Prior to or in connection with a plan or plans of reorganization, we may continue to sell some of our projects to generate additional funds and/or reduce debt. We seek to grow our revenue by improving the occupancy levels on many of our projects and reduce our operating expenses. We are actively pursuing actions that would reduce our interest rate and defer our principal payment obligations. We continue to take steps to reduce our general and administrative expenses by streamlining activities and increasing efficiencies. However, much of our efforts to reduce general and administrative expenses are being offset by professional and consulting fees associated with our Chapter 11 cases. We also may seek to obtain additional funds from Debtor-in-Possession financing using our unencumbered properties as collateral.

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

These challenges are in addition to those operational and competitive challenges that we face in connection with our business. In conjunction with our advisors, we are implementing strategies to improve our liquidity and our ability to continue as a going concern. However, we cannot guarantee that such efforts will be successful.

Contractual Obligations

During the first three months ended June 30, 2009, there were no material changes in our contractual obligations outside the ordinary course of our business.

Cash Flows

Comparison of six months ended June 30, 2009 to six months ended June 30, 2008

Cash and cash equivalents were $7.2 million as of June 30, 2009 and $8.3 million as of June 30, 2008.

Net cash provided by operating activities increased by $0.7 million to $1.4 million for the six months ended June 30, 2009 compared to $0.7 million of net cash provided by operating activities for the six months ended June 30, 2008.  The increase is primarily due to deferring interest and property tax payments for our projects in Chapter 11.

Net cash used in investing activities increased by $13.0 million to $38.4 million for the six months ended June 30, 2009 compared to $25.4 million for the six months ended June 30, 2008.  The increase is primarily due to a $13.5 million decrease to our restricted cash balance. During the six month period ended June 30, 2009, our construction lender for our 705 W. Ninth Street project funded the second tranche of our construction loan of $42.0 million. All of these loan proceeds were initially placed in restricted cash which subsequently has been reduced by construction draws. In addition, during the six months ended June 30, 2008, we acquired and sold our project at 9901 Alameda, which increased our cash flow by $6.8 million. These increases were partially offset by a decrease in our expenditures for improvements to real estate by $7.0 million during the six months ended June 30, 2009 as we completed the Union Lofts project during 2008 and ceased capitalizing carrying costs during 2009.

Net cash provided by financing activities increased by $9.8 million to $39.7 million for the six months ended June 30, 2009, compared to $29.9 million for the six months ended June 30, 2008.  The increase is primarily attributable to an additional $7.9 million of proceeds from notes payable, which in the current period is primarily composed of $42.0 million in funds drawn on our construction loan secured by 705 W Ninth Street. We also decreased our principal payments on notes payable by $30.3 million to $2.7 million in the current period. This is offset by the $28.4 million in proceeds we received during 2008 from the interim financing transaction of our Fed Ex property.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any guarantee contracts, retained or contingent interests in transferred assets, obligations under derivative instruments, obligations arising out of variable interests in unconsolidated entities, or other off-balance sheet arrangements.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including our principal executive officer and our principal financial officer as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based on such evaluation, such officers have concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective solely in that we failed to file our Form 10-Q on a timely basis. This failure was the result of our Chapter 11 bankruptcy process which has required substantial time and effort from our finance, accounting and management personnel. We continue to apply controls and procedures consistent with prior periods.  The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

During the six months ended June 30, 2009, we made the following change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting:

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

See Part I (FINANCIAL INFORMATION), Item 1 (Financial Statements), Note 1 (CHAPTER 11 PROCEEDINGS), which is incorporated herein by reference.

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

As more fully described in Note 1 to the consolidated financial statements of this report, the Debtors filed voluntary petitions to reorganize under Chapter 11 on March 26 and 27, 2009. On September 3, 2009, two additional subsidiaries of ours filed Chapter 11 petitions.  During our Chapter 11 cases, we plan to continue to operate our business and manage our properties as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11.  Our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy, including, but not limited to, the following:

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

The filing of the Chapter 11 petitions on March 26 and 27 and September 3, 2009, may have given rise to claims by lenders of defaults under our debt instruments and agreements.  As a result, our debt obligations may have become immediately payable.

    In addition, see Part I (FINANCIAL STATEMENTS), Item 1 (Financial Statements), Note 9 (NOTES PAYABLE SECURED BY REAL ESTATE), which is incorporated herein by reference.

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

Meruelo Maddux Properties, Inc.

Date: September 17, 2009	By:	/s/ Andrew Murray
Andrew Murray
Chief Financial Officer
(principal financial officer)