Form 10-Q
period 2009-09-30
Meruelo Maddux Properties, Inc.
filed 2009-11-09
CIK 1375083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

   Number of the registrant’s common stock outstanding as of November 9, 2009 was 88,071,285 ($.01 par value).

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
TABLE OF CONTENTS

Item No.		Form 10-Q Report Page
PART I	FINANCIAL STATEMENTS

1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3

	Unaudited Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2009 and September 30, 2008	4

	Unaudited Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2009 and September 30, 2008	5

	Unaudited Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2009 and September 30, 2008	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

3.	Quantitative and Qualitative Disclosure About Market Risk	28

4.	Controls and Procedures	28

PART II	OTHER INFORMATION

1.	Legal Proceedings	29

1A.	Risk Factors	29

2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

3.	Defaults Upon Senior Securities	31

4.	Submission of Matters to a Vote of Security Holders	31

5.	Other Information	31

6.	Exhibits	31

	SIGNATURES	32

PART I.  FINANCIAL STATEMENTS

Item 1.  Financial Statements

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$ 12,468	$ 4,460
Restricted cash	26,954	27,220
Accounts receivable	1,390	1,246
Rental properties, net	257,302	297,809
Real estate held for development	305,713	347,946
Other assets, net	1,860	3,088
Total Assets	$ 605,687	$ 681,769

Liabilities and Stockholders’ Equity
Accounts payable	$ 84	$ 1,660
Accrued expenses and other liabilities	35,228	12,133
Notes payable secured by real estate	3,350	328,229
	38,662	342,022

Liabilities subject to compromise	375,409	–
Total Liabilities	414,071	342,022
Commitments and contingencies	-	-
Common stock, $.01 par value, 200,000,000 shares authorized, 88,065,452 and 88,076,987 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	881	881
Additional paid in capital	447,728	446,252
Non-controlling interests	-	503
Retained earnings (deficit)	(256,993)	(107,889)
Total Stockholders' Equity	191,616	339,747
Total Liabilities and Stockholders' Equity	$ 605,687	$ 681,769

See accompanying notes to the condensed consolidated financial statements.

MERUELO MADDUX PROPERTIES, INC. DEBTOR-IN-POSSESSION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended
	September 30, 2009	September 30, 2008
Revenues:
Rental income	$ 5,726	$ 5,721
Management fees	7	67
Interest income	68	196
Other income	122	124
Total Revenues	5,923	6,108
Expenses:
Rental expenses	3,548	3,628
Interest expense	8,116	2,781
Depreciation and amortization	1,547	2,076
Impairment loss on real estate assets	-	10,736
General and administrative	3,005	2,410
Total Expenses	16,216	21,631
Loss from continuing operations before income taxes, reorganization items	(10,293)	(15,523)
Benefit from income taxes	-	-
Reorganization items	(1,453)	-
Loss from continuing operations	(11,746)	(15,523)
(Loss) income from discontinued operations	(61)	(3)
Gain on sale of real estate asset	828	15,704
Income from discontinued operations	767	15,701
Net (loss) income	(10,979)	178
Less: net (loss) income attributable to non-controlling interests	-	(1)
Net (loss) income attributable to common stockholders	$ (10,979)	$ 177
Basic and diluted loss per share:
Loss from continuing operations	$ (0.13)	$ 0.18
Income from discontinued operations	0.01	(0.18)
Net loss per share	$ (0.12)	$ 0.00
Weighted average common shares outstanding - basic and diluted	87,932,064	88,031,465

See accompanying notes to the condensed consolidated financial statements.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Revenues:
Rental income	$ 17,428	$ 17,098
Management fees	36	209
Interest income	338	621
Other income	472	282
Total Revenues	18,274	18,210
Expenses:
Rental expenses	11,556	10,458
Interest expense	21,234	7,119
Depreciation and amortization	4,651	5,003
Impairment loss on real estate assets	119,049	24,876
General and administrative	9,175	7,273
Total Expenses	165,665	54,729
Loss from continuing operations before income taxes, reorganization items	(147,391)	(36,519)
Benefit from income taxes	-	4,507
Reorganization items	(2,373)	-
Loss from continuing operations	(149,764)	(32,012)
(Loss) income from discontinued operations	(610)	473
Gain on sale of real estate asset	830	22,601
Income from discontinued operations	220	23,074
Net loss	(149,544)	(8,938)
Less: net loss (income) attributable to non-controlling interests	440	(1,332)
Net loss attributable to common stockholders	$ (149,104)	$ (10,270)
Basic and diluted loss per share:
Loss from continuing operations	$ (1.70)	$ (0.37)
Income from discontinued operations	0.00	0.27
Net loss per share	$ (1.70)	$ (0.10)
Weighted average common shares outstanding - basic and diluted	87,934,939	86,536,544

See accompanying notes to the condensed consolidated financial statements.

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$ (149,544)	$ (8,938)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Gain on sale of real estate	(830)	(22,601)
Impairment loss on real estate assets, including discontinued operations	119,603	24,876
Benefit from income taxes	-	(4,507)
Depreciation and amortization	4,655	5,402
Stock-based compensation expense	1,476	1,441
Interest income on affiliate notes receivable	-	(359)
Amortization of deferred loan costs	614	379
Excess tax benefit from stock-based compensation	(605)	(591)
Changes in assets and liabilities:
Accounts receivable	(144)	438
Other assets	154	(1,095)
Accounts payable	1,427	260
Accrued expenses and other liabilities	24,295	3,028
Net cash (used in) provided by operating activities	1,101	(2,267)

Cash flows from investing activities:
Acquisition of real estate	-	(39,231)
Expenditures for improvements to real estate	(41,610)	(62,850)
Proceeds from sale of real estate	8,331	80,400
Deposit received for sale of real estate	-	2,500
Change in restricted cash	266	(30,459)
Net cash used in investing activities	(33,013)	(49,640)

Cash flows from financing activities:
Investment in affiliate notes receivable	-	373
Payments to LTIP unitholders	(63)	(340)
Proceeds from interim financing transaction	-	14,200
Proceeds from notes payable	42,123	97,575
Principal payments on notes payable	(2,745)	(56,131)
Excess tax benefit from stock-based compensation	605	591
Net cash provided by financing activities	39,920	56,268
Net increase in cash and cash equivalents	8,008	4,361
Cash and cash equivalents at beginning of period	4,460	3,030
Cash and cash equivalents at end of period	$ 12,468	$ 7,391
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$ 1,788	$ 6,158

Supplemental disclosure of noncash investing and financing activities:
Accrual for real estate improvements and
purchases included in real estate held for development	$ 6,929	$ 2,256

 See accompanying notes to the condensed consolidated financial statements.

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

On September 3, 2009, we filed, on behalf of our projects at 705 W. Ninth Street and Meruelo Chinatown, voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  We are currently constructing a high-rise residential project at 705 W. Ninth Street and had pledged the land at Meruelo Chinatown as additional collateral for the construction loan. These cases will not be jointly administered under the Lead Chapter 11 Case. We, nonetheless, anticipate filing a joint plan of reorganization which will include all of the petitions filed by us and our subsidiaries.

 We continue to operate our businesses and manage our properties that are in Chapter 11 proceedings as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the “first day” relief, we obtained Bankruptcy Court approval to, among other things, use cash collateral on an interim basis, meet our pre-petition payroll obligations, maintain our cash management systems, maintain utilities, continue to provide employee benefits and maintain our insurance programs. For our 705 W. Ninth Street project, we obtained Bankruptcy Court authorization to pay certain pre-petition claims of holders of mechanics liens, which will enable us to keep the construction project moving forward after the bankruptcy filing. We also obtained  rulings determining that we were not subject to the provisions of single asset real estate provisions of the Bankruptcy Code. The filing of the Chapter 11 petitions may have given rise to claims by lenders of defaults under our debt instruments and agreements. As a result, our debt obligations may have become immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings.

Notice to Creditors. Shortly after the Chapter 11 filings on March 27 and September 3, 2009 respectively, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing.

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

    Magnitude of Potential Claims. On and before June 12, 2009, the 54 Debtors, which filed petitions on March 26 and 27, 2009, filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions contained in certain notes filed in connection therewith. On September 30, 2009, the two Debtors, which filed petitions on September 3, 2009, filed with the Bankruptcy Court schedules and statements of financial affairs. All of the schedules will be subject to further amendment or modification. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Claim Bar Date. On June 22, 2009, the Bankruptcy Court entered an order for the petitions filed on March 26 and 27, 2009, setting the last day for filing proofs of claim in the Debtors Chapter 11 cases as September 24, 2009 (the “Bar Date”). The Bankruptcy Court set a Bar Date of October 30, 2009 for the two petitions filed on September 3, 2009. As a result, any and all claims against the Debtors will be barred if not filed before the Bar Date.

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

Liabilities Subject to Compromise. The following table summarizes the components of liabilities subject to compromise included on our Condensed Consolidated Balance Sheet as of September 30, 2009:

September 30,
2009
Notes payable secured by real estate	$358,078
Unsecured note payable	6,179
Accrued interest	4,089
Accounts payable	3,103
Accrued expenses and other liabilities	3,960

$375,409

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

Reorganization Items. During the three and nine months ended September 30, 2009, we paid cash related reorganization items, which are primarily composed of professional fees, of approximately $1.5 million and $2.4 million, respectively.

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

    The condensed consolidated financial statements and notes of the Company as of September 30, 2009 and for the three and nine months ended September 30, 2009 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2008 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted.

The financial statements, for periods subsequent to the Chapter 11 filings, are required to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain items of income, expense, gain or losses realized or incurred because we are in Chapter 11 are recorded in reorganization items on the accompanying condensed consolidated statements of operations. Also, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the condensed consolidated balance sheet at September 30, 2009 in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.  We have also prepared these unaudited condensed consolidated financial statements on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The accompanying unaudited consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 cases. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to stockholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (3) as to operations, the effect of any changes that may be made to our business. In addition, the financial statements do not reflect the amounts that may be allowed with respect to pre-petition claims and liabilities which may, as a result of the filing of proofs of claims by our creditors, result in liabilities in excess of those estimated by us in preparing the accompanying unaudited condensed consolidated financial statements.

Impairment of Long-Lived Assets

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

Deferred Loan Costs

Costs incurred in issuing secured notes payable are capitalized. Deferred loan costs are included in other assets in the balance sheets. The deferred loan costs are amortized to interest expense over the life of the related loan.  Deferred loan costs are written off in connection with the Chapter 11 case once the agreement is finalized and approved by the Bankruptcy Court.

Revenue Recognition

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

We recognize gains on sales of real estate when all of the following four criteria are met:

1)	A sale is consummated,

2)	The buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property,

3)	The seller’s receivable is not subject to future subordination,

4)	The seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.

If the sales criteria are not met the company defers gain recognition and accounts for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at September 30, 2009 and December 31, 2008, respectively, were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

  The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments.

  We calculate the fair value of our notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.  At September 30, 2009 and December 31, 2008, the aggregate fair value of our secured notes payable is estimated to be approximately $3.4 million and $328.1 million, respectively. At September 30, 2009, most of our secured notes payable were included with “Liabilities subject to compromise.”

3. CONDENSED COMBINED FINANCIAL INFORMATION OF ENTITIES IN CHAPTER 11 PROCEEDINGS

Since the unaudited condensed consolidated financial statements of the Company included entities not in Chapter 11 reorganization proceedings, the following presents condensed combined financial information of the entities in Chapter 11 reorganization proceedings. The condensed combined financial information has been prepared, in all material aspects, on the same basis as the condensed consolidated financial statements of the Company.

Condensed Combined Debtors-in-Possession Balance Sheet
(In thousands)

As of September 30, 2009
Assets
Cash	$ 12,467
Restricted cash	26,954
Accounts receivable	1,390

Rental properties, net	257,302
Real estate held for development	305,628
Other assets, net	1,860
Total assets	$ 605,601
Liabilities and Stockholders’ Equity
Accounts payable	$ 80
Accrued expenses and other liabilities	35,085
Due to affiliates, net	5,813
Notes payable secured by real estate	3,350
44,328
Liabilities subject to compromise Total liabilities	375,409 419,737
Stockholders’ equity	185,864
Total liabilities and stockholders’ equity	$ 605,601

Condensed Combined Debtors-in-Possession Statements of Operations For the
Three Months Ended September 30, 2009
(In thousands)

	July 1, 2009 to September 30, 2009(1)	September 4 to September 30, 2009(2)	Combined
Total Revenues	$ 5,789	$ 36	$ 5,825
Expenses:
Rental expenses	3,508	7	3,515
Interest expense	8,129	-	8,129
Depreciation and amortization	1,547	-	1,547
Impairment loss on real estate assets	-	-	-
General and administrative	3,006	-	3,006
Total Expenses	16,190	7	16,197
Loss before reorganization items and gain on sale	(10,401)	29	(10,372)
Gain (loss) on sale of real estate	828	-	828
Reorganization items	(1,402)	-	(1,402)
Net loss	$ (10,975)	$ 29	$ (10,946)

3. CONDENSED COMBINED FINANCIAL INFORMATION OF ENTITIES IN CHAPTER 11 PROCEEDINGS (continued)

Condensed Combined Debtors-in-Possession Statements of Operations For the
Nine Months Ended September 30, 2009
(In thousands)

	March 27 to September 30, 2009(1)	September 4 to September 30, 2009(2)	Combined
Total Revenues	$ 12,280	$ 36	$ 12,316
Expenses:
Rental expenses	7,464	7	7,471
Interest expense	16,400	-	16,400
Depreciation and amortization	3,172	-	3,172
Impairment loss on real estate assets	119,603	-	119,603
General and administrative	6,211	-	6,.211
Total Expenses	152,850	7	152,857
Loss before reorganization items and gain on sale	(140,570)	29	(140,541)
Gain (loss) on sale of real estate	830	-	830
Reorganization items	(1,923)	-	(1,923)
Net income (loss)	$ (141,663)	$ 29	$ (141,634)

Condensed Combined Debtors-in-Possession Statement of Cash Flows For
the Nine Months Ended September 30, 2009
(In thousands)

	March 27, 2009 to September 30, 2009(1)	September 4, 2009 to September 30, 2009(2)	Combined
Net income (loss)	$ (141,663)	$ 29	$ (141,634)
Adjustments to reconcile net cash providedby operating activities	143,077	418	143,495
Net cash provided by operating activities	1,414	447	1,861
Net cash provided by (used in) investing activities	8,004	(440)	7,564
Net cash provided by (used in) financingactivities	(238)	-	(238)
Net increase in cash and cash equivalents	9,180	7	9,187
Cash and cash equivalents at beginning of period	3,278	2	3,280
Cash and cash equivalents at end of period	$ 12,458	$ 9	$ 12,467

(1)	Includes Bankruptcy filings on March 26 and 27, 2009 on behalf of Meruelo Maddux Properties, Inc. and 53 of its subsidiaries.
(2)	Includes Bankruptcy filings on September 3, 2009 on behalf of our projects at 705 W. Ninth Street and Meruelo Chinatown.

4. NON-CONTROLLING INTERESTS

Non-controlling interests relate to the interests in our operating partnership that are not owned by our company and are reported in the stockholders’ equity of the condensed consolidated balance sheets.   In conjunction with the formation of our company, our operating partnership issued LTIP units to certain executives. LTIP units are a special class of partnership interest in our operating partnership.  Initially, LTIP units do not have full parity with common units in our operating partnership with respect to allocation of profits or losses and distributions of disposition proceeds and are not redeemable for shares of our common stock.  The LTIP units do not have a mandatorily redeemable feature and the non-controlling interests have no obligation to fund losses of the Company. Upon the occurrence of certain events in accordance with the terms of our operating partnership agreement, the LTIP units will achieve parity (equalization) with common units in our operating partnership, will be entitled to a non-recurring special allocation of income (losses) for the specific equalization event, and thereafter will share in profits and losses of the operating partnership equal to their effective ownership interest (0.4% at September 30, 2009).

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

5. RENTAL PROPERTIES

Rental properties consist of the following:

	September 30, 2009 (unaudited)	December 31, 2008
	(in thousands)
Land	$ 124,276	$ 144,778
Building and improvements	162,344	178,203
	286,620	322,981
Less: Accumulated depreciation	(29,318)	(25,172)
	$ 257,302	$ 297,809

We have 27 rental properties as of September 30, 2009 and December 31, 2008, each located in Southern California. Depreciation expense on buildings and building improvements was approximately $1.4 million and $1.9 million for  the three month periods ended September 30, 2009 and 2008, respectively.   Depreciation expense on buildings and building improvements was $4.2 million and $4.8 million for the nine months ended September 30, 2009 and 2008 (including discontinued operations), respectively.

6. REAL ESTATE HELD FOR DEVELOPMENT

Real estate held for development consists of the following:

	September 30, 2009 (unaudited)	December 31, 2008
	(in thousands)
Land	$ 212,473	$ 263,155
Building and improvements	455	1,783
Construction in process	92,785	83,008
	$ 305,713	$ 347,946

As of September 30, 2009 and December 31, 2008, we owned 16 and 19 properties held for real estate development, respectively. Interest capitalized for the three months ended September 30, 2009 and 2008 was approximately $2.9 million and $3.9 million, respectively.  Interest capitalized for the nine months ended September 30, 2009 and 2008 was approximately $7.6 million and $11.3 million, respectively.

7. OTHER ASSETS

Other assets consist of the following:

	September 30, 2009 (unaudited)	December 31, 2008
	(in thousands)
Deferred loan costs	$ 2,817	$ 2,829
Intangible assets – in-place leases	1,209	1,209
Machinery and equipment	2,489	2,459
Deposits and prepaid expenses	817	997
	7,332	7,494
Accumulated amortization and depreciation	(5,472)	(4,406)
	$ 1,860	$ 3,088

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2009 (unaudited)	December 31, 2008
	(in thousands)
Accrued property taxes	$ 11,061	$ 6,104
Accrued interest – mortgage debt	17,097	1,975
Accrued development costs	3,500	-
Tenant security deposits	1,464	1,878
Other	2,106	2,176
	$ 35,228	$ 12,133

The filing of the Chapter 11 petitions may have given rise to claims by lenders of defaults under our debt instruments and agreements. In these financial statements, we are accruing interest at the default interest rate from the bankruptcy filing date of March 26 and 27 or September 3, 2009.

9. NOTES PAYABLE SECURED BY REAL ESTATE
Effective August 7, 2009, we entered into an agreement with a lender to amend a $3.4 million secured note.  On October 22, 2009, the Bankruptcy Court entered an order to amend a $3.4 million secured note. The principal balance did not change. The maturity date of the loan was extended to August 7, 2012 with the interest rate fixed at 2.5% per annum to maturity.  The order stipulated the payment of prepetition interest from unrestricted cash and required recurring interest payments thereafter to be made from cash collateral.

As of September 30, 2009 and December 31, 2008, the balance of our notes payable secured by real estate was $3.4 million and $328.2 million, respectively.  As of September 30, 2009, most of our notes payable secured by real estate are classified along with other items as liabilities subject to compromise.

10. LOSS PER SHARE

The following is a summary of the elements used in calculating basic and diluted earnings (loss) per share (unaudited and in thousands except for share data):
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Loss from continuing operations before reorganization items	$ (10,293)	$ (15,523)
Reorganization items	(1,453)	—
Loss from continuing operations	$ (11,746)	$ (15,523)
Loss from discontinued operations	(61)	(3)
Gain on sale of real estate	828	15,704
Net loss	(10,979)	$ 178
Less: net loss attributable to non-controlling interests	—	(1)
Net loss attributable to common stockholders	$ (10,979)	$ 177
Weighted average common shares outstanding – basic	87,934,939	86,931,457
Net (loss) income per share – basic	$ (0.12)	$ 0.00
Weighted average common shares outstanding –diluted	87,934,939	88,031,465
Net (loss) income per share –diluted	$ (0.12)	$ 0.00

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Loss from continuing operations before income taxes and reorganization items	$ (147,391)	$ (36,519)
Benefit from income taxes	—	4,507
Reorganization items	(2,373)	—
Loss from continuing operations	(149,764)	(32,012)
Loss from discontinued operations	(610)	473
Gain on sale of real estate	830	22,601
Net loss	(149,544)	(8,938)
Less: net loss (income) attributable to non-controlling interests	440	(1,332)
Net loss attributable to common stockholders	$ (149,104)	$ (10,270)
Weighted average common shares outstanding – basic and diluted	87,934,939	86,536,544
Net loss per share – basic and diluted	$ (1.70)	$ (0.10)

For the three and nine months ended September 30, 2009 and 2008, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

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

Restricted Stock

On January 30, 2007, pursuant to our equity incentive plan, we awarded 314,436 shares of restricted stock to non-executive employees. An additional 103,300 shares of restricted stock were issued subsequently through December 31, 2008. Restricted stock issued to non-executive employees vests one-third on each of the first, second and third anniversary dates of the grant. Also on January 30, 2007, an initial grant of 10,000 shares of restricted stock was issued to non-employee directors, which vest on the second annual meeting of the shareholders following the year of grant, subject to the director’s continued service through the day immediately preceding such meeting. During the period from January 30, 2007 through September 30, 2009, 107,238 shares of non-executive employee restricted stock were forfeited and 213,532 shares of employee restricted stock vested.

As of September 30, 2009, there was approximately $0.3 million of total unrecognized compensation cost related to the non-vested portion of restricted stock under the equity incentive plan. The cost is expected to be recognized over a weighted average period of 5 months. The fair value of the unvested restricted shares outstanding as of September 30, 2009 was approximately $1.1 million.  The compensation cost related to restricted stock recognized during the three months ended September 30, 2009 and 2008 was $0.2 million each per three month period.  The compensation cost related to restricted stock recognized during the nine months ended September 30, 2009 and 2008 was $0.8 million and $0.7 million respectively.

Unvested Restricted Stock	Number of Restricted Stock Shares	Weighted Average Issuance Date Fair Value
Outstanding at January 1, 2009	224,904	$ 9.94
Issued	-	-
Vested	(101,036)	0.37
Forfeited	(11,535)	8.62
Outstanding at September 30, 2009	112,333	$ 9.97

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

During the three months ended September 30, 2009 and 2008, compensation expense related to LTIPs was approximately $0.2 million, respectively.  During the nine months ended September 30, 2009 and 2008, compensation expense related to LTIPs was approximately $0.7 million, respectively.  As of September 30, 2009, there was approximately $0.6 million of total unrecognized compensation cost related to the LTIP units under the equity incentive plan.

LTIP Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	402,835	$6.66
Granted	—	—
Redeemed	—	—
Outstanding at September 30, 2009	402,835	$6.66

12. INCOME TAXES

Our operations are carried out through our operating partnership and its subsidiaries. The operating partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the operating partnership allocated to us in accordance with the operating partnership’s Agreement of Limited Partnership.

The Company has recorded a valuation allowance against the entire amount of its net deferred tax asset due to the uncertainty surrounding the Company’s ability to generate sufficient future taxable income to realize this asset.  As of September 30, 2009 and December 31, 2008, the Company has recorded a valuation allowance of approximately $79.2 million and $18.5 million, respectively, against its net deferred tax assets.

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

We provide property management, leasing and development services to properties that are owned by a related party, namely Belinda Meruelo, the mother of Richard Meruelo. Management fees generated for the three months ended September 30, 2009 and 2008 totaled $6,500 and $37,500, respectively.  Management fees generated for the nine months ended September 30, 2009 and 2008 totaled $36,000 and $112,000, respectively. Because of the nature and extent of transactions with affiliates, the accompanying consolidated financial statements may or may not be indicative of the condition that would have existed or the results of operations that would have occurred if our predecessor business had operated without such affiliates

15. DISCONTINUED OPERATIONS

  We completed the sale of our Covina Gardens project for $1.1 million on July 13, 2009 and our Camfield Retail Center project on September 18, 2009 for $5.0 million.  We suspended development activity and commenced expensing our carrying costs on January 1, 2009 for these development projects and accordingly have included them in the consolidated statement of operations as discontinued operations for the three and nine months ended September 30, 2009.

  On April 30, 2009, we completed the sale of our property at 500 Mateo to a third party for $1.9 million and recorded an insignificant gain.  The results of operations of 500 Mateo are reflected in the consolidated statement of operations as discontinued operations for the three and nine months ended September 30, 2008 and 2009.

On May 27, 2008, we completed the interim financing or initial sale of the 2000 San Fernando Road project to a related party.  On August 15, 2008, the related party completed a subsequent resale of the property to a third party buyer, which completed our involvement in the project.  This satisfied the remaining criterion that must be met under the FASB Accounting Standards Codification in order to record the gain on sale of the project.  As such, we recorded a $14.2 million gain on sale related to the project.  The results of operations for 2000 San Fernando Road are reflected in the consolidated statement of operations as discontinued operations for the three and nine months ended September 30, 2008.

On September 3, 2008, we completed the sale of our project at 1800 E. Washington Blvd. to a third party for $14.2 million.  We used the net proceeds to repay the $9.1 million mortgage loan secured by the project and recorded a $1.7 million gain on sale.  The results of operations for 1800 E. Washington Blvd. are reflected in the consolidated statement of operations as discontinued operations for the three and nine months ended September 30, 2008.

In addition to the suspended development and rental projects sold in 2008, we also completed the sales of several development sites to third parties for $41.7 million.  These projects include 9901 Alameda ($31.2 million), 801 E 7th Street ($9.5 million), and 801 Stanford ($1.0 million).  As these were development projects, no income or expense is included in income (loss) from discontinued operations other than the gain on sale in the periods these transactions closed.

  The following table summarizes the three and nine months ended September 30, 2009 and 2008 income and expense components that comprise of income from discontinued operations of the company, which includes our suspended development projects:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Total Revenue	$ 12	$ 171	$ 53	$ 1,827

Expenses:
Rental expenses	46	75	60	351
Interest expenses	12	69	22	586
Depreciation and amortization	-	25	5	399
Impairment loss on real estate losses	-	-	554	-
General and administrative	15	5	22	18
Total expenses	73	174	663	1,354

Total (Loss) Income from Discontinued Operations	$ (61)	$ (3)	$ (610)	$ 473

16. RECENT ACCOUNTING PRONOUNCEMENTS

Pronouncement Affecting Fair Value Measurement

In April 2009, the FASB issued guidance that requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The adoption of this pronouncement on April 1, 2009 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Pronouncement Resulting in Modified Disclosures in the Financial Statements

      In May 2009, the FASB established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued.  We  adopted this guidance during the quarter ended June 30, 2009, which resulted in additional disclosure but did not have a material impact on our financial position or results of operations.

17. IMPAIRMENT LOSS ON REAL ESTATE ASSETS

Because of our Chapter 11 reorganization proceedings and the uncertainty to finance, develop and operate our real estate properties, we have stated our real estate assets at the lower of cost or fair value. We have compared the net book value of our assets to similar assets in the market adjusted for other factors such as tenant mix, lease term, income-producing characteristics, financing terms, location, physical characteristics and project age. For the nine months ended September 30, 2009, we recognized impairment on 15 rental projects totaling $35.6 million and 13 development projects totaling $84.0 million. We did not recognize any impairment losses during the third quarter ended September 30, 2009.

18. SUBSEQUENT EVENTS

We have evaluated all subsequent events through  November  6, 2009, which is the date we issued these consolidated financial statements, and concluded that the events specified below require recognition.

On October 22, the Bankruptcy Court entered an order to amend a $3.4 million secured note. The principal balance did not change. The maturity date of the loan was extended to August 7, 2012 with the interest rate fixed at 2.5% per annum to maturity.  The order stipulated the payment of prepetition interest from unrestricted cash and required recurring interest payments thereafter to be made from cash collateral.  As of September 30, 2009, we reclassified this item on the consolidated balance sheet from liabilities subject to compromise to notes payable secured by real estate.

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
On September 3, 2009, we filed, on behalf of our projects at 705 W. Ninth Street and Meruelo Chinatown, voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  We are currently constructing a high-rise residential project at 705 W. Ninth Street and had pledged the land at Meruelo Chinatown as additional collateral for the construction loan. These cases will not be jointly administered under the Lead Chapter 11 Case. We, nonetheless, anticipate filing a joint plan of reorganization which will include all of the petitions filed by us and our subsidiaries.

 We continue to operate our businesses and manage our properties that are in Chapter 11 proceedings as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the “first day” relief, we obtained Bankruptcy Court approval to, among other things, use cash collateral on an interim basis, meet our pre-petition payroll obligations, maintain our cash management systems, maintain utilities, continue to provide employee benefits and maintain our insurance programs. For our 705 W. Ninth Street project, we obtained Bankruptcy Court authorization to pay certain pre-petition claims of holders of mechanics liens, which will enable us to keep the construction project moving forward after the bankruptcy filing. We also obtained  rulings determining that we were not subject to the provisions of single asset real estate provisions of the Bankruptcy Code. The filing of the Chapter 11 petitions may have given rise to claims by lenders of defaults under our debt instruments and agreements. As a result, our debt obligations may have become immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings.

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

We have taken and will continue to take aggressive actions to maximize cash receipts and minimize cash expenditures with the understanding that certain of these actions may make us less able to take advantage of future improvements in the market. We continue to take steps to reduce our expenses by streamlining activities and increasing efficiencies, which have led and will continue to lead to reductions in the workforce. However, much of our efforts to reduce expenses are being offset by professional and consulting fees associated with our Chapter 11 cases.

Results of Operations

Executive Summary

For the three and nine months ended September 30, 2009, we recorded a net loss of $11.0 million and $149.1 million.  Because of our Chapter 11 proceedings and the uncertainty to finance, develop and operate our real estate properties, we have stated our real estate projects at the lower of cost or fair value. In the first quarter of 2009, we reduced our net book value by $119.6 million for a non-cash impairment charge. We adjusted, on as “as-is” basis assuming a twelve-month holding period and without consideration to what additional value may be achieved through our development activity, the net book values to fair values for all of our properties. In accordance with general accepted accounting principles (GAAP), no upward adjustments were made if fair valuations exceeded net book values.

Effective January 1, 2009, we suspended all development activities, other than our construction project at 705 W. Ninth Street, due to the difficult market conditions and the need to preserve cash for our Chapter 11 reorganization. As a result of the suspension of development, we ceased capitalization of certain incidental revenues and carrying costs such as interest expense, real estate taxes and insurance.  As of January 1, 2009, these incidental revenues and expenses associated with carrying costs were reflected on the income statement.  We continue to classify these assets as real estate held for development even though the costs are no longer being capitalized.  The increases in rental income, rental expense, interest expense and general and administrative costs in three and nine months ended September 30, 2009 over the three and nine months of the prior year were due in large part to this change in accounting methodology.

The filing of the Chapter 11 petitions may have given rise to claims by lenders of defaults under our debt instruments and agreements. As a result, our debt obligations may have become immediately payable. For those entities which filed for Chapter 11 protection, we are accruing interest in these financial statements at the default interest rate from the bankruptcy filing date of March 26 and 27 or September 3, 2009.

Acquisition and development activities

The comparability of our results of operations is significantly affected by our development and acquisition activities in 2009 and 2008.  At September 30, 2008, we owned interests in 26 rental projects and 28 projects held as real estate for development.  At September 30, 2009, we owned interests in 27 rental projects and 16 projects held as real estate for development.  Our rental project count changes are due to the transfer of four projects from development to the rental portfolio and the sale of our projects at, Overland Terminal, 1800 E. Washington and 500 Mateo Street, which were included at September 30, 2008.  Our development project count change is due to the four projects placed into service; the  sale of three projects, 801 E 7th Street, Covina Gardens and Camfield Retail Center; our strategic business decision not to pursue the project acquisitions of 3000 E. Washington Blvd., Gold’s Gym, 555 Central Ave., 1828 Oak Street,  and Wall Street Market. The results of our projects at 2000 San Fernando Road, Overland Terminal, 1800 E. Washington, 500 Mateo Street, Covina Gardens and Camfield Retail Center for all periods presented are shown in discontinued operations.

Between January 1, 2008 and September 30, 2009, we acquired or placed in service the following four rental projects.

Projects	Acquisition or Conversion Date	Net Rentable Square Footage

Union Lofts	July 1, 2008	81,609
Barstow Produce Center	July 1, 2008	261,750
Santa Fe Plaza	September 1, 2008	16,000
Overland Terminal	September 3, 2008	309,340
Total		668,699

   In addition, between January 1, 2008 and September 30, 2009, we sold the following rental projects ($ in thousands).

Projects	Date of Sale	Sales Price	Pretax Gain (Loss) on Sale(2)

2000 San Fernando Road (1)	August 15, 2008	$ 35,000	$ 14,176
1800 E Washington Blvd	September 12, 2008	14,200	1,694
Overland Terminal	November 14, 2008	19,702	199
500 Mateo	April 30, 2009	1,900	(298)
Total		$ 70,802	$ 15,771

(1)
We originally sold this project to an affiliated entity during the quarter ended June 30, 2008 for $28.7 million. We retained an economic interest in this project. When it was resold to a non-affiliated buyer during the third quarter 2008, we received an additional $5.0 million in net proceeds.

(2)	We have adjusted the pretax gain (loss) on sale for impairment losses.

Comparison of three months ended September 30, 2009 to three months ended September 30, 2008

    The following table reflects our condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008 (unaudited and in thousands):

	Three Months Ended September 30,
	2009	2008	Increase (Decrease)
Revenues:
Rental income	$ 5,726	$ 5,721	$ 5	0.1%
Management fees	7	67	(60)	(89.6)%
Interest income	68	196	(128)	(65.3)%
Other income	122	124	(2)	(1.6)%
Total revenues	5,923	6,108	(185)	(3.0)%
Expenses:
Rental expenses	3,548	3,628	(80)	(2.2)%
Interest expense	8,116	2,781	5,335	191.8%
Depreciation and amortization	1,547	2,076	(529)	(25.5)%
Impairment loss on real estate assets	-	10,736	(10,736)	(100.0)%
General and administrative	3,005	2,410	595	24.7%
Total expenses	16,216	21,631	(5,415)	(25.0)%
Loss from continuing operations before reorganization items	(10,293)	(15,523)	(5,230)	(33.7)%
Reorganization items	(1,453)	-	(1,453)	-
Loss from continuing operations	(11,746)	(15,523)	3,777	24.3%
Income from discontinued operations	(61)	(3)	(58)	(193.3)%
Gain on sale of real estate	828	15,704	(14,876)	(94.7)%
Net income (loss)	(10,979)	178	(11,157)	(6,268.0)%
Less: net loss attributable to non-controlling interests	-	(1)	1	100.0%
Net loss attributable to common stockholders	$ (10,979)	$ 177	$ (11,156)	(6,302.8)%

(1)	The calculated percentages are not meaningful.

Rental income. Rental income remained constant but had offsetting increases and decreases for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  The increase is primarily attributable to our suspension of all development projects other than 705 W. Ninth Street, which caused the rental income (mainly parking revenue) of approximately $0.5 million to be reflected as rental income and not capitalized as in the same three months of the prior year. We also had rental increases from the prior year at Union Lofts. These increases were largely offset from a decrease in revenue from our cold storage facilities.

Management fees. Management fees, which primarily consists of fees earned for management services provided to properties owned by the mother of Richard Meruelo, decreased by $0.06 million, or 89.6% to $0.007 million for the three months ended September 30, 2009 compared to $0.067 million for the three months ended September 30, 2008.  The decrease is due to a reduction in the number of properties we manage.

Interest income. Interest income decreased by $0.13 million, or 65.3%, to $0.07 million for the three months ended September 30, 2009 compared to $0.20 million for the three months ended September 30, 2008.  The decrease is primarily due to interest income received from an affiliate notes receivable during the quarter ended September 30, 2008, which was paid off in the prior year.  The decrease is primarily offset by interest income earned on our restricted cash reserve that was set aside for our 705 W. Ninth Street construction loan.

Other income. Other income remained constant for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Rental expenses. Rental expenses remained constant but had offsetting increases and decreases for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  The increase is primarily due to our suspension of all development projects other than 705 W. Ninth Street, which caused approximately $0.85 million to be reflected as rental expense and not capitalized as in the same three months of the prior year.  This increase was offset from a decrease in expenses from our cold storage facilities.

Interest expense. Interest expense increased by $5.3 million or 191.8% to $8.1 million for the three months ended September 30, 2009 compared to $2.8 million for the three months ended September 30, 2008.  The increase is primarily due to our suspension of all development projects other than 705 W. Ninth Street as mentioned above and accruing interest at the default rate for all loans beginning on the date of the Chapter 11 filings.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.5 million, or 25.5%, to $1.5 million for the three months ended September 30, 2009 compared to $2.1 million for the three months ended September 30, 2008.  This decrease is primarily due to the impairment losses on real estate assets recognized during the past year.  The losses decreased our asset values upon which depreciation is calculated.

General and administrative expenses. General and administrative expenses increased by $0.6 million, or 24.7%, to $3.0 million for the three months ended September 30, 2009 compared to $2.4 million for the three months ended September 30, 2008.  The increase is primarily due to expensing of the development costs in 2009  while in the prior period of 2008 we had been capitalizing these costs.

Impairment loss on real estate assets. Impairment loss on real estate assets decreased by $10.7 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This decrease is due to due to the recognition of a $7.1 million impairment on our development project at 3000 E. Washington Blvd and a $3.6 million impairment on our development project at Wall Street Market.  These impairments were recognized due to a strategic business decision not to pursue the acquisition of both projects.  The impairments recognized are primarily on purchase deposits (that may be subject to future recovery) and capitalized expenditures related to the projects.  There were no corresponding impairments on real estate assets during the comparable period in 2009.

Gain on sale of real estate.  Gain on sale of real estate decreased by $14.9 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, due to the sale of 2000 San Fernando Road and 1800 E. Washington during the three months ended September 30, 2008. We recorded a gain of $15.7 million on these projects during 2008, partially offset by a gain of $0.8 million at Camfield Retail Center during 2009.

Non-controlling interests. There were non-controlling interests of $0.03 million for the three months ended September 30, 2008. We did not continue to allocate partnership losses to the non-controlling interests during the three months ended September 30, 2009 as the balance sheet for these interests had already been reduced to zero and the Company is not obligated to fund liabilities to the LTIP unit holders.

Reorganization items.  We filed for Chapter 11 protection on March 27, 2009 and incurred $1.5 million in professional fees during the three months ended September 30, 2009. We did not incur any costs in the same period of 2008.

Comparison of nine months ended September 30, 2009 to three months ended September 30, 2008

The following table reflects our condensed consolidated statements of operations for the nine months ended September 30, 2009 and 2008 (unaudited and in thousands):

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)
Revenues:
Rental income	$ 17,428	$ 17,098	$ 330	1.9%
Management fees	36	209	(173)	(82.8)%
Interest income	338	621	(283)	(45.6)%
Other income	472	282	190	67.4%
Total revenues	18,274	18,210	64	0.4%
Expenses:
Rental expenses	11,556	10,458	1,098	10.5%
Interest expense	21,234	7,119	14,115	198.3%
Depreciation and amortization	4,651	5,003	(352)	(7.0)%
Impairment loss on real estate assets	119,049	24,876	94,173	378.57%
General and administrative	9,175	7,273	1,902	26.15%
Total expenses	165,655	54,729	110,926	202.68%
Loss from continuing operations before income taxes and reorganization items	(147,391)	(36,519)	(110,872)	(303.60)%
Benefit for income taxes	-	4,507	(4,507)	(100.0)%
Reorganization items	(2,373)	-	(2,373)	-
Loss from continuing operations	(149,764)	(32,012)	(117,752)	367.84%
(Loss) income from discontinued operations	(610)	473	(1,083)	(229.0)%
Gain on sale of real estate	830	22,601	(21,771)	(96.3)%
Net loss	(149,544)	(8,938)	(140,606)	(1,573.1)%
Less: net loss attributable to non-controlling interests	440	(1,332)	1,772	133.0%
Net loss attributable to common stockholders	$ (149,104)	$ (10,270)	$ (138,834)	(1,351.8)%

(2)	The calculated percentages are not meaningful.

Rental income. Rental income increased by $0.3 million, or 1.9%, to $17.4 million for the nine months ended September 30, 2009 compared to $17.1 million for the nine months ended September 30, 2008.  The increase is primarily attributable to our suspension of all development projects other than 705 W. Ninth Street, which caused the rental income (mainly parking revenue) of approximately $1.4 million to be reflected as rental income and not capitalized as in the comparable nine month period of the prior year. This increase was largely offset from a decrease in revenue from our cold storage facilities.

Management fees. Management fees, which primarily consists of fees earned for management services provided to properties owned by the mother of Richard Meruelo, decreased by $0.17 million, or 82.8% to $0.04 million for the nine months ended September 30, 2009 compared to $0.21 million for the nine months ended September 30, 2008.  The decrease is due to a reduction in the number of properties we manage for others.

Interest income. Interest income decreased by $0.28 million, or 45.6%, to $0.34 million for the nine months ended September 30, 2009 compared to $0.62 million for the nine months ended September 30, 2008.  The decrease is primarily due to interest income received from an affiliate notes receivable during the nine months ended September 30, 2008, which was paid off in the prior year.  The decrease is offset by interest income earned on our restricted cash reserve that was set aside for our 705 W. Ninth Street construction loan.

Other income. Other income, which primarily consists of leasing space to businesses in the entertainment industry for filming, increased by $0.19 million, or 67.4% to $0.47 million for the nine months ended September 30, 2009 compared to $0.28 million for the nine months ended September 30, 2008.  As of January 1, 2009, we suspended all of our development projects other than 705 W. Ninth Street. Accordingly, filming revenue from suspended development projects flowed to the income statement during 2009 while in 2008 all filming revenue from development projects offset other capitalized costs.

Rental expenses. Rental expenses increased by $1.1 million, or 10.5%, to $11.6 million for the nine months ended September 30, 2009 compared to $10.5 million for the nine months ended September 30, 2008.  The increase is attributable to rental properties placed in service during 2008 that had limited or no operations during the nine months ended September 30, 2008.  In addition, as of January 1, 2009, which caused approximately $2.5 million in rental expenses.  The increases were offset from a decrease in expenses from our cold storage facilities.

Interest expense. Interest expense increased by $14.1 million or 198.3% to $21.2 million for the nine months ended September 30, 2009 compared to $7.1 million for the nine months ended September 30, 2008.  The increase is primarily due to our suspension of all development projects other than 705 W. Ninth Street as mentioned above and accruing interest at the default rate beginning on the date of the Chapter 11 filings. This increase was partially offset by a decrease in interest rates.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.3 million, or 7.0%, to $4.7 million for the nine months ended September 30, 2009 compared to $5.0 million for the nine months ended September 30, 2008.  This decrease is primarily due to the impairment losses on real estate assets recognized during the past year.  The losses decreased our asset values upon which depreciation is calculated.

General and administrative expenses.  General and administrative expenses increased by $1.9 million, or 26.2%, to $9.2 million for the nine months ended September 30, 2009 compared to $7.3 million for the nine months ended September 30, 2008.  The increase is primarily due the expensing of development costs in 2009 while in the prior period of 2008 we had been capitalizing these costs.

Impairment loss on real estate assets. Impairment loss on real estate assets increased by $94.4 million for the nine months ended September 30, 2009 to $119.0 million compared to $24.9 million for the nine months ended September 30, 2008. This increase is largely attributable to the uncertainty with respect to our holding periods because of our Chapter 11 proceedings. Accordingly, we adjusted on an “as-is” basis, assuming a twelve-month holding period and without consideration to what additional value may be achieved through our development activity, the net book values to fair values for all of our properties. During the nine months ended September 30, 2009, we recognized $84.0 million and $35.4 million of impairment loss related to our development and rental projects, respectively.

Gain on sale of real estate.  Gain on sale of real estate decreased by $21.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, due to the sale of 9901 Alameda, 2000 San Fernando Road and 1800 E. Washington during the three months ended September 30, 2008. We recorded a gain of $22.6 million on the sale of these projects during 2008, partially offset by a gain of $0.8 million at Camfield Retail Center during 2009.

Non-controlling interests. Non-controlling interests decreased by $1.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, due to the equalization event that occurred in March 2008.  In accordance with the terms of our partnership agreement, all then outstanding LTIP units achieved parity with the common units in our operating partnership and a $1.4 million special allocation of the profits was recognized.  During the first nine months of 2009, non-controlling interests on the balance sheet were reduced to zero as partnership losses, primarily from impairments, were allocated to the non-controlling interest holders. There were no equalization events that happened during the comparable period in 2009.

Benefit for income taxes. Benefit for income taxes decreased by $4.5 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  In connection with the IPO formation transactions, we accounted for our certain projects that we acquired in the formation transactions and that had a non-controlling interest as a purchase.  Accordingly, we, concurrently with the consummation of the IPO, increased the asset value of the non-controlling interest to fair market value and recorded the associated deferred tax liability. During 2008, we recorded a benefit for income taxes to reduce the deferred tax liability reflected on our balance sheet that would not be used as a result of impairment. As of January 1, 2009 we did not reflect any deferred tax liabilities on our balance sheet. As such, there was no corresponding benefit for income taxes from the impairment losses generated during 2009.  Due to the uncertainty surrounding the Company’s ability to generate sufficient future taxable income to realize its deferred tax assets, a valuation allowance has been recorded against this asset.

Reorganization items.  We filed for Chapter 11 protection on March 27, 2009 and have incurred $2.4 million in profession fees during the first nine months of 2009. We did not incur any costs in the same period of 2008.

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

We are a development company and experience significant, recurring cash shortfalls.  Before filing our Chapter 11 petitions, we needed to generate approximately $28.0 million in cash annually to cover such shortfalls.

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

As of September 30, 2009, we had cash and cash equivalents of approximately $12.5 million. The Court granted interim authority to use our on-hand cash collateral. As of September 30, 2009, we have improved our cash position by approximately $9.2 million since our Chapter 11 filings primarily from selling three projects that generated approximately $7.2 million in net proceeds and deferring most interest and property tax payments. Prior to or in connection with a plan or plans of reorganization, we may continue to sell some of our projects to generate additional funds and/or reduce debt. We seek to grow our revenue by improving the occupancy levels on many of our projects and reduce our operating expenses. We are actively pursuing actions that would reduce our interest rate and defer our principal payment obligations. We continue to take steps to reduce our expenses by streamlining activities and increasing efficiencies. However, much of our efforts to reduce expenses are being offset by professional and consulting fees associated with our Chapter 11 cases. We also may seek to obtain additional funds from Debtor-in-Possession financing using our unencumbered properties as collateral.

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

Contractual Obligations

During the first three months ended September 30, 2009, there were no material changes in our contractual obligations outside the ordinary course of our business.

Cash Flows

Comparison of nine months ended September 30, 2009 to nine months ended September 30, 2008

Cash and cash equivalents were $12.5 million as of September 30, 2009 and $7.4 million as of September 30, 2008.

Net cash provided by operating activities increased by $3.4 million to $1.1 million for the nine months ended September 30, 2009 compared to $2.3 million of net cash used in operating activities for the nine months ended September 30, 2008.  The increase is primarily due to deferring during 2009 our interest and property tax payments for our projects in Chapter 11, partially offset by the net increase in expenses attributable to suspending as of January 1, 2009, all of our development projects, other than our 705 W. Ninth Street project.

Net cash used in investing activities decreased  by $16.6 million to $33.0 million for the nine months ended September 30, 2009 compared to $49.6 million for the nine months ended September 30, 2008.  The decrease is largely due to three factors. First, a decrease of $39.2 million is due to acquiring properties during the nine month period of 2008 and not acquiring any property during the same period of 2009. Second, a decrease of $30.7 million is due to a reduction in our restricted cash balance at our 705 W. Ninth Street construction project.  Third, a decrease of $21.2 million results from a reduction in our expenditures for improvements to real estate during 2009, because we capitalized carrying cost during 2008 and expensed these costs during 2009.  These decreases were offset by a reduction in proceeds from sale of real estate of $72.1 million during 2009 over 2008.  During the nine months ended September 30, 2008, we  sold various  projects including 2000 San Fernando Road (Fed Ex), 9901 Alameda and 1800 E. Washington, which increased our cash flow by $80.4 million. During the same period of 2009, we generated $8.3 million in proceeds from sale of assets.

Net cash provided by financing activities decreased by $16.3 million to $39.9 million for the nine months ended September 30, 2009, compared to $56.2 million for the nine months ended September 30, 2008.  The decrease is primarily attributable to the proceeds from an affiliate note receivable during 2008 of $14.2 million.  Because of our bankruptcy filings, the proceeds from notes payable and principal payment on notes payable have significantly declined during 2009. The cash flow impact from these declines roughly offset each other.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any guarantee contracts, retained or contingent interests in transferred assets, obligations under derivative instruments, obligations arising out of variable interests in unconsolidated entities, or other off-balance sheet arrangements.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.
Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including our principal executive officer and our principal financial officer as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based on such evaluation, such officers have concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective solely in that we failed to file our Form 10-Q on a timely basis. This failure was the result of our Chapter 11 bankruptcy process which has required substantial time and effort from our finance, accounting and management personnel. We continue to apply controls and procedures consistent with prior periods.  The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

During the nine months ended September 30, 2009, we made the following change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting:

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

See Part I (FINANCIAL INFORMATION), Item 1 (Financial Statements), Note 1 (CHAPTER 11 PROCEEDINGS), which is incorporated herein by reference.

As previously discussed, on March 26 and 27, 2009, Meruelo Maddux Properties, Inc. and 53 of its direct and indirect subsidiaries and affiliates filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  These Chapter 11 cases are jointly administered under the Lead Chapter 11 Case.  As further discussed, on September 3, 2009, two additional subsidiaries of the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  These cases will not be jointly administered under the Lead Chapter 11 Case.  These Chapter 11 proceedings are material to the Company and our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, the cost, duration and outcome of the reorganization process in the Chapter 11 proceedings.

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

Meruelo Maddux Properties, Inc.

Date: November 9, 2009	By:	/s/ Andrew Murray
Andrew Murray
Chief Financial Officer
(principal financial officer)