Form 10-K
period 2009-12-31
Meruelo Maddux Properties, Inc.
filed 2010-06-21
CIK 1375083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

Commission file number 001-33262

MERUELO MADDUX PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5398955
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

761 Terminal Street, Building 1, Second Floor, Los Angeles, California	90021
(Address of principal executive offices)	(Zip Code)

(213) 291-2800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
*	*

Securities registered pursuant to Section 12(g) of the Act:  *

    *The registrant’s common stock, par value $0.01 per share, was delisted from The Nasdaq Global Market effective April 7, 2009.  On January 22, 2010, the registrant filed, on Form 15, a certification and notice of termination of registration under Section 12(g) of the Securities Exchange Act of 1934 and suspension of duty to file reports under Section 15(d) of the Securities Exchange Act of 1934.  The registrant’s obligation to file reports pursuant to Section 15(d) is suspended effective with fiscal year 2010.

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]  No [ X ]

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]  No [ X ]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [  ]

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

                Large accelerated filer [  ]                    Accelerated filer  [  ]

                Non-accelerated filer [  ]                                                          Smaller reporting company  [ X ]
                (Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X ]

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $29,063,524 based on the closing price on the OTC Bulletin Board as of June 30, 2009.

    Number of the registrant’s common stock outstanding as of June 21, 2010: 88,054,443

DOCUMENTS INCORPORATED BY REFERENCE

    None

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION

INDEX
Item No.		Form 10-K Report Page
	PART I

1.	Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12
1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26
2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26
3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29
4.	[Removed and Reserved] . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29

	PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	30
6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
7A.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	58
8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	59
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	59
9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	59
9B.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	60

	PART III

10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	61
11.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	65
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	77
13.	Certain Relationships and Related Transactions, and Director Independence. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	78
14.	Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	79

	PART IV

15.	Exhibits and Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	80

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

Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

•
our ability to emerge from bankruptcy with a plan of reorganization that is acceptable to the bankruptcy court, our creditors, equity holders, who may receive no value for their shares, and other parties in interest;

•	our ability to raise additional cash to provide the company with sufficient liquidity to continue as a going concern;

•	our ability to extend our debt maturities and lower our interest rates;

•	our business and investment strategy;

•	our projected results of operations;

•	our proposed development and redevelopment of our projects and our uses of projects after such development or redevelopment;

•	our ability to obtain land use entitlements;

•	our ability to maintain existing relationships with lenders and obtain future financing arrangements;

•	our understanding of our competition and our ability to compete effectively;

•	market and industry trends in the United States;

•	projected capital and operating expenditures (including projected redevelopment costs);

•	state of the real estate industry, particularly with respect to commercial, residential and mixed-use projects;

•	availability and creditworthiness of current and prospective tenants;

•	interest rates; and

•	lease rates and terms.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	confirmation and effectiveness of our proposed plan of reorganization;

•	the fact that our common stock is not listed on any national securities exchange;

•	the fact that we are no longer required, and do not intend, to file reports with the Securities and Exchange Commission effective with fiscal year 2010;
•
the factors referenced in this report, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	availability, terms and deployment of capital;

•
lack of debt or equity financing, the possible acceleration of defaulted debt or that the acceleration of defaulted debt may not be stayed as a result of our Chapter 11 bankruptcy filings, and general volatility of the capital markets;

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

PART I

Item 1.    Business

In this report, unless the context suggests otherwise, references to “our company,””debtors,” “we,” “us” and “our” mean Meruelo Maddux Properties, Inc. and its subsidiaries.

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

Overview

As discussed below, we and substantially all of our subsidiaries are in bankruptcy.  The outcome of the bankruptcy proceedings will determine whether our existing stockholders will have any equity value in our company.  The most recently proposed plan of reorganization in connection with our bankruptcy contemplates that a stockholder’s shares of our common stock will be treated in one of two different ways.  The stockholder may elect to receive $0.08 per outstanding share.  Alternatively, the stockholder may elect to receive a number of new shares of common stock in our reorganized, post-bankruptcy company equal to the number of shares of our existing common stock held by the stockholder.  The second option will require that the stockholder make a cash payment to us equal to $0.07 per new share, in addition to exchanging the stockholder’s old shares for the new shares.  The new shares will not be freely tradeable and will be subject to significant ownership limits and transfer restrictions in our organizational documents.  We can make no assurance that any plan of reorganization will be confirmed and made effective on any of the terms and conditions currently contemplated.  The plan of reorganization as ultimately confirmed and made effective may result in no value to our stockholders.

Our obligation to file reports with the Securities and Exchange Commission is suspended effective with fiscal year 2010, and the most recently proposed plan of reorganization contemplates terms and conditions that may result in the indefinite suspension of our obligation to file reports.  We currently expect that this annual report on Form 10-K, which relates to fiscal year 2009, is the last report we will file with the Securities and Exchange Commission.

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

We were formed to succeed to certain operations of the our predecessor, which was not a legal entity but rather a combination of entities and operations whose owners were Richard Meruelo, Maria Meruelo and John Charles Maddux and were collectively doing business as Meruelo Maddux, an owner, developer and acquirer of industrial, commercial and residential properties.  We were incorporated in Delaware on July 5, 2006 in anticipation of our initial public offering of common stock (our “IPO”), which was consummated on January 30, 2007 concurrently with the consummation of various formation transactions.   The formation transactions and IPO were designed to (i) allow us to acquire and continue the operations of our predecessor business, (ii) pay down existing mortgage debt, (iii) payoff a mezzanine loan facility from the State of California Public Employees’ Retirement System, or CalPERS, (iv) provide capital for future acquisitions, (v) fund future development costs, and (vi) establish a capital reserve for general corporate purposes. Prior to the formation transactions our company (which was formed for the purposes of our IPO and is not the predecessor) did not have any meaningful operating activity.

We commenced substantial operations upon completion of our IPO and sold to the public 40,000,000 shares of our common stock at $10.00 per share. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock at $10.00 per share. Including the shares issued in the over-allotment option, we raised approximately $425.7 million in proceeds in our IPO, after the underwriting discount but before expenses related to the IPO. Our company’s operations are predominantly carried on through, and its assets are owned through, Meruelo Maddux Properties, L.P., which we refer to as our operating partnership. As of December 31, 2009, we held a 99.6% interest in our operating partnership.  The 0.4% of minority interests consists of 347,835 LTIP units that have achieved parity with common units in our operating partnership. We are also the sole general partner of our operating partnership.  We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).  As of December 31, 2009, the total number of shares of our common stock outstanding was 87,964,784.

As of December 31, 2009, we own 27 rental projects and 16 projects held for real estate development. Most of our projects are located in or around the downtown area of Los Angeles, and all of our projects are in Southern California.  Downtown Los Angeles is commonly defined as an area of approximately 350 city blocks, or approximately 2,500 acres, ringed by the U.S. Highway 101/Santa Ana Freeway on the north, the Los Angeles River on the east, U.S. Interstate 10/Santa Monica Freeway to the south and the State Highway 110/Pasadena Freeway to the west. Downtown Los Angeles has attracted several billions of dollars in new construction investment in the past nine years, according to the Los Angeles Downtown Center Business Improvement District. With approximately 80 acres of land in downtown Los Angeles, we believe we are the largest non-government landowner in downtown Los Angeles. By comparison, a 27-block area in the financial district of downtown Los Angeles, often referred to as Bunker Hill, which contains the bulk of downtown’s class A high-rise office buildings, major hotels and retail properties, is situated on approximately 143 acres.

Chapter 11 Proceedings

On March 26 and 27, 2009, Meruelo Maddux Properties, Inc. (“MMPI”) and 53 of its direct and indirect subsidiaries and affiliates (the” MMPI Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division (the “Bankruptcy Court”).  These Chapter 11 cases are jointly administered under the caption “In re Meruelo Maddux Properties, Inc., et al., Case No. 1:09-bk-13356-KT” (the “Lead Chapter 11 Case” or “Lead MMPI Case”).

    On September 3, 2009, two additional MMPI subsidiaries, Meruelo Maddux-845 S. Flower Street, LLC (“845 Flower”) and Meruelo Chinatown, LLC ("Meruelo Chinatown," together with 845 Flower, the "Flower Debtors"), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, Case Nos. 1:09-bk-21621-KT and 1:09-bk-21622-KT, respectively.  These cases relate to our high-rise residential project at 705 W. Ninth Street, and are not jointly administered under the Lead Chapter 11 Case.  The MMPI Debtors and Flower Debtors are referred to herein as the "Debtors" either collectively, or as to certain of such debtors as the context requires, and any one of which may be referred to herein as a "Debtor."

 We continue to operate our businesses and manage our properties that are in Chapter 11 proceedings as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the “first day” relief, the MMPI Debtors obtained Bankruptcy Court approval to, among other things, use cash collateral on an interim basis, meet our pre-petition payroll obligations, maintain our cash management systems, maintain utilities, continue to provide employee benefits and maintain our insurance programs.  The MMPI Debtors also subsequently obtained rulings determining that they were not subject to the provisions of the Bankruptcy Code applicable to debtors owning “single asset real estate,” as defined in the Bankruptcy Code. The filing of the Chapter 11 petitions by the Debtors may have given rise to claims by lenders of defaults under our debt instruments and agreements. As a result, our debt obligations may have become immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings.

Notice to Creditors. Shortly after the Chapter 11 filings on March 27 and September 3, 2009 respectively, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing.

Claims Bar Date. On June 22, 2009, the Bankruptcy Court entered an order in the Lead Chapter 11 Case, setting the last day for filing proofs of claim against the MMPI Debtors as September 24, 2009. The Bankruptcy Court set a bar date of October 30, 2009 for the filing of proofs of claim against the Flower Debtors. As a result, any and all pre-petition claims against the Debtors generally are barred if they were not filed before the applicable bar date.

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

    As discussed below, the Second Amended Joint Chapter 11 Plan (as may be further amended or supplemented, the “Plan”) currently proposed by the Debtors in the Lead MMPI Case calls for one of two treatments of our outstanding common stock.  A stockholder may elect to receive $0.08 per outstanding share.  Alternatively, a stockholder may elect to receive a number of new shares of common stock in our reorganized, post-bankruptcy company equal to the number of shares of our existing common stock held by the stockholder.  The second option will require that the stockholder make a cash payment to us equal to $0.07 per new share, in addition to exchanging the stockholder’s old shares for the new shares.  The new shares will be subject to significant ownership limits and transfer restrictions and not be freely tradeable.  If as a result of the second option we would have 300 or more stockholders, we will effect a reverse stock split to eliminate stockholders so that we have fewer than 300. We can make no assurance that any plan of reorganization will be confirmed and made effective on any of the terms and conditions currently contemplated.  For example, prior versions of the Plan called for cancellation of existing equity in MMPI. This meant that the shares owned by our existing common stockholders would be cancelled, and the stockholders would receive no value for their shares and have no rights.  The Plan as ultimately confirmed and made effective may result in no value to our stockholders.If the requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our stock and notwithstanding the fact that such holders do not receive a distribution or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our liabilities and securities, including our stock, is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors.

Appointment of Creditors’ Committee. The Office of the United States Trustee has appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the MMPI Debtors in the Lead Chapter 11 Case. There can be no assurance that the Creditors’ Committee will support the Debtors’ positions or ultimate plan of reorganization.

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

Accordingly, any description of an executory contract or unexpired lease elsewhere herein, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

We expect that liabilities subject to compromise and resolution in the Chapter 11 proceedings may arise in the future as a result of damage claims created by the Debtors’ rejection of various executory contracts and unexpired leases. Conversely, we expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown as subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material.

Magnitude of Potential Claims. On and before June 12, 2009, the MMPI Debtors, filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the MMPI Debtors, subject to the assumptions contained in certain notes filed in connection therewith. On September 30, 2009, the two Flower Debtors filed with the Bankruptcy Court schedules and statements of financial affairs. The schedules are subject to further amendment or modification. Differences between amounts scheduled by the Debtors and claims by creditors are being investigated and will be resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

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

The Debtors filed their Chapter 11 Joint and Consolidated Plan of Reorganization on December 1, 2009 and their disclosure statement on December 4, 2009. A hearing on the approval of the disclosure statement was held on January 20, 2010. The Court declined to approve the disclosure statement at that time, and set a further hearing on the disclosure statement. As a result of the hearing and various other factors, the Flower Debtors filed on February 17, 2010 their First Amended Joint Disclosure Statement and First Amended Joint Plan of Reorganization separate from the amended plan filed in the Lead MMPI Case. A hearing on the First Amended Disclosure Statement of the Flower Debtors was scheduled for June 7, 2010 and has been continued to a date as yet to be scheduled. The Flower Debtors anticipate filing a further amended plan. On February 27, 2010, the MMPI Debtors in the Lead MMPI Case filed their First Amended Joint Chapter 11 Plan and their First Amended Disclosure Statement.  On March 19, 2010, the Court held a hearing on the First Amended Disclosure Statement.  The Debtors in the Lead Chapter 11 Case filed their Second Amended Disclosure Statement and Second Amended Joint Chapter 11 Plan on May 1, 2010, and then filed a modification to such plan on June 11, 2010. A hearing on the modified Second Amended Disclosure Statement has been scheduled for July 21, 2010.

Pursuant to applicable provisions of the Bankruptcy Code, in order for a plan of reorganization to be confirmed, among other things, the Bankruptcy Court must first approve of the adequacy of the disclosure statement filed in connection with the proposed plan.  The MMPI Debtors in the Lead MMPI Case have filed their amended disclosure statement and are in the process of seeking the Bankruptcy Court's approval.  Once a disclosure statement is approved, the disclosure statement, plan of reorganization, and a ballot for accepting or rejecting the plan will be distributed to those classes of claims entitled to vote according to the Bankruptcy Code and the Bankruptcy Court's orders.  The ballots will be returned to the Debtors and the votes will be tabulated and submitted to the Bankruptcy Court prior to the hearing at which the Debtors will seek to confirm their plan, pursuant to various applicable provisions of the Bankruptcy Code.  All parties in interest will have an opportunity to be heard.

    Pursuant to Section 1121 of the Bankruptcy Code, the exclusive period to file a plan may not be extended beyond 18 months after the petition date and the exclusive period to solicit and obtain acceptances of a plan beyond 20 months after the petition date.  The deadline for the Debtors' exclusivity has been extended from time to time by the Bankruptcy Court.  In the Lead Chapter 11 Case, subject to further extensions granted by the Bankruptcy Court, the Debtors’ exclusive right to solicit and obtain acceptances of their plan expires on September 30, 2010, except with regard to the Creditors’ Committee, an equity committee, and two minority shareholders, which have been authorized to file a plan. In the cases of Flower Debtors, the Debtors' exclusive right to solicit and obtain acceptances of their plan expires on August 30, 2010.

    Summary of Proposed Plans of Reorganization. The Plan for the MMPI Debtors generally provide for the payment in full of all creditor claims over time with interest. Generally our secured creditors for the MMPI Debtors will be paid interest over the term of the Plan and the principal balance will be paid either through the sale of the property securing the note, the refinance of the secured debt, or other satisfaction of the secured creditors’ claims. The Plan for the MMPI Debtors contemplate adding the accrued interest incurred before the effective date of the Plan to the principal balance of the secured debt unless we have agreed with the creditor to a different treatment.  The Plan also currently contemplates that a stockholder’s shares of our common stock will be treated in one of two different ways.  The stockholder may elect to receive $0.08 per outstanding share.  Alternatively, the stockholder may elect to receive a number of new shares of common stock in our reorganized, post-bankruptcy company equal to the number of shares of our existing common stock held by the stockholder.  The second option will require that the stockholder make a cash payment to us equal to $0.07 per new share, in addition to exchanging the stockholder’s old shares for the new shares.  The new shares will be subject to significant ownership limits and transfer restrictions in our organizational documents and will not be freely tradeable.  If as a results of the second treatment we would have 300 or more stockholders, we will effect a reverse stock split to eliminate stockholders so that we have fewer than 300. We can make no assurance that any plan of reorganization will be confirmed and made effective on any of the terms and conditions currently contemplated. Our operating partnership will be merged into MMPI and our operating partnership’s equity interests will be cancelled. Payment under the Plan by the MMPI Debtors will be funded from our operations, sale and refinance of certain of our assets, and from other sources.

Settlement Agreements. We are actively attempting to reach agreements with our lenders to extend the maturity dates on our notes and significantly reduce our interest rates. We have completed settlement agreements with six lenders and have obtained the necessary bankruptcy court approval with loans totaling approximately $172.4 million. On April 26, 2010 and in connection with the sale of 705 W. Ninth Street, we paid off our $84.0 million construction loan secured by this project. Excluding this loan, the weighted average pay rate on the loans approved by the Bankruptcy Court is approximately 3.8%.  Assuming the applicability of contingent interest, the weighted average interest rate would be 5.0%. Our proposed plans of reorganization, if confirmed and effective, would change the interest rates on our loan agreements from the weighted average default rate of approximately 9.2% asserted by lenders on some loans to 4.0%. It would also extend the maturity dates on these loans for a period of 5 or 7 years. There is no assurance that a plan containing these terms will be confirmed by the Bankruptcy Court, and the Debtors may amend their plans and propose different terms.

Recent Developments Related to Liquidity and Capital Resources

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by our Chapter 11 proceedings. Those proceedings will involve, or may result in, various restrictions on our activities, limitation on financing, the need to obtain Bankruptcy Court and perhaps other approvals for various matters and uncertainty as to relationships with vendors, lenders, suppliers, tenants and others whom we may conduct or seek to conduct business.

The filing of the Chapter 11 petitions may have given rise to claims by lenders of defaults under our debt instruments and agreements. As a result, our debt obligations may have become immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings.

    We sold on April 26, 2010 our 705 W. Ninth Street project for $110.0 million, paid off principal and accrued interest on our $84.0 million 12.0% construction loan, set aside funds in escrow to cover potential liabilities, and received approximately $18.3 million in proceeds (net of other closing costs). We expect to receive additional proceeds from the funds set aside in escrow of approximately $4.6 million once we settle these issues.

We are a development company and experience significant, recurring cash shortfalls.  Before filing our Chapter 11 petitions, we needed to generate approximately $28.0 million in cash annually to cover such shortfalls from (i) operating activities, (ii) recurring investment activities such as carrying costs for interest payments, real estate taxes and other unfunded development expenditures and (iii) capital expenditures on existing rental properties.

On a forward-looking basis, our current recurring annual cash shortfall, assuming we pay our obligations as incurred, has increased from $28.0 million to $38.7 million or $10.7 million for the following reasons:

•
We have classified approximately $195.2 million of notes payable secured by real estate as liabilities subject to compromise on our consolidated balance sheet. For accounting purposes, we are accruing and deferring interest on these notes at the default rate claimed by lenders, even though we may dispute whether default interest may be charged and/or the amount of default interest. Recording default interest has increased our annual interest obligation by approximately $7.9 million.

•	While in bankruptcy, we are incurring bankruptcy related costs of approximately $5.3 million annually.

•	These increases are partially offset by operational improvements of approximately $2.5 million annually.

To preserve cash flow in this challenging economic environment, we suspended all development projects. As of January 1, 2009, we stopped capitalizing these carrying costs and began reflecting the revenue and expense activities on our statement of operations.

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

The current economic recession and associated disruption in the debt and equity capital markets have been extremely challenging for us.   They have or may affect us in a number of ways, including by:

•	making it very difficult for us to refinance our maturing indebtedness or to obtain financing to fund our planned development and redevelopment;

•	leading us to suspend substantially all of our development projects other than our 705 West Ninth Street project and therefore expense previously capitalized carrying costs;

•	increasing our projected development costs and therefore the amount of equity we are required to contribute to our projects;

•
moving sales and leasing revenue on our properties from earlier periods to later periods,  thereby delaying the reduction of associated negative cash flows and as a result reducing our liquidity more than anticipated;

•	leading us to seek to sell several of our assets at a time when the market is experiencing significant negative impacts;

•	leading us to seek to enter into joint venture agreements with respect to certain of our more capital intensive projects;

•	leading us to seek potentially dilutive debt or equity-linked capital or to issue additional equity at unattractive prices or in exchange for outstanding debt at dilutive exchange rates;

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

    Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 7 of this report below.

2009 Activities

During 2009, we have completed the following major activities:

Financing Transaction

•	In January 2009, we obtained $42.0 million in funds from our $84.0 million construction loan at our 705 W Ninth Street project.

Development / Leasing

•	We completed construction on the residential portion of the Union Lofts project and began leasing the property in March 2008. We are currently 89.1% leased as of June 18, 2010.

•
In August 2009, we extended our lease with American Apparel for 10 years (with a right by the tenant to terminate after 5 years) and increased its annual rents to $3.3 million with annual rent increases thereafter.

•	In October 2009, we substantially completed construction on our 214-unit luxury residential tower at 705 W. Ninth Street.

Dispositions

•	On April 30, 2009, we successfully completed the sale of our rental project at 500 Mateo Street for approximately $1.9 million.

•	On July 13, 2009, we successfully completed the sale of our development project at 146 E Front Street for approximately $1.1 million.

•	On September 18, 2009, we successfully completed the sale of our development project at Camfield Retail Center for approximately $5.0 million.

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

Our Operating Strategies

Efficiently Manage the Development and Operation of Our Projects. We employ a mixture of project development management and asset management strategies. First, we keep direct control over critical development functions in which we believe we have valuable expertise and that require significant local knowledge, such as identification and acquisition of projects and land use entitlement. Second, because of the widely varying nature of our projects, we may retain expert third-party general contractors to manage the construction of our projects, and we employ in-house project managers to supervise the construction management process closely. Third, once a project is complete, we directly manage its operation and leasing activities, or we retain third-party sales companies in the case of for-sale projects. We will engage third-party leasing agents when they have superior tenant relationships or knowledge of the sub-markets in which our projects are located.

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

Insurance

Our projects are covered by general liability, casualty and rental loss insurance. We believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice, and that our projects will be covered adequately by insurance. Because it is expensive and not customary in the market, we do not have earthquake or terrorism coverage for our projects. However, future lenders may require that we obtain insurance to cover losses caused by terrorism and earthquakes.

Employees

We employed 82 full-time employees as of June 18, 2010. We believe that our relations with our employees are good.  We have from time-to-time terminated the employment of several employees as a result of the current economic environment.  We may elect to further reduce the number of our employees.

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

    Effective with fiscal year 2010, our obligation to file reports with the Securities and Exchange Commission, or SEC, is suspended, and we do not intend to file any such reports, including any annual report on Form 10-K, quarterly report on Form 10-Q or current report on Form 8-K, for so long as our reporting obligation is suspended.  We also no longer have an obligation to file proxy statements with the SEC in connection with meetings of our stockholders or deliver such proxy statements to our stockholders.  Moreover, as a result of the terms of our reorganization in bankruptcy, including a proposed limit on the number of our stockholders and restrictions on transferring our common stock, our obligation to report may be suspended indefinitely.

    Our historical reports filed with the SEC may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.  In addition, all of our historical reports filed with the SEC can be obtained at the SEC’s website at www.sec.gov.

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

We filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Our Plan

    As more fully described in Note 1 to the consolidated financial statements of this report, the MMPI Debtors filed voluntary petitions to reorganize under Chapter 11 on March 26 and 27, 2009. On September 3, 2009, the Flower Debtors also filed Chapter 11 petitions. The most recent version of our Plan contemplates one of two treatments of our outstanding common stock.  A stockholder may elect to receive $0.08 per outstanding share.  Alternatively, a stockholder may elect receive a number of new shares of common stock in our reorganized, post-bankruptcy company equal to the number of shares of our existing common stock held by the stockholder.  The second option will require that the stockholder make a cash payment to us equal to $0.07 per new share, in addition to exchanging the stockholder’s old shares for the new shares.  We can make no assurance that any plan of reorganization will be confirmed and made effective on any of the terms and conditions currently contemplated.  For example, prior versions of our Plan provided that our outstanding common stock would be cancelled and that our stockholders would receive no distribution.  The value of our stock is highly speculative.We urge that appropriate caution be exercised with respect to existing and future investments in our stock.

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

•	We may not be able to obtain court approval or such approval may be delayed with respect to motions made in the reorganization cases.

•	We may be unable to retain and motivate key executives and associates through the process of reorganization, and we may have difficulty attracting new employees.

•	We may be unable to maintain or obtain sufficient financing sources to fund the reorganization plan and meet future obligations.

•	The value of our common stock could be reduced to zero as result of the bankruptcy filing.

    The ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified.

We face risks associated with the process of reorganization.

In order to exit Chapter 11 successfully, each of the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization for each Debtor that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization would resolve, among other things, the applicable Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.  The risks associated with the plan of reorganization process are as follows:

•	We may be unable to develop, prosecute, confirm and consummate a plan of reorganization that is acceptable to the bankruptcy court and our creditors, equity holders and other parties in interest.

•
There can be no assurance that the Creditors’ Committee will support the Debtors’ positions or ultimate plan of reorganization for each entity, once proposed.  Disagreements between the Debtors and the Creditors’ Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 proceedings.

•
We may encounter third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to obtain relief from the automatic stay in bankruptcy and to seek foreclosure or other remedy against our assets, to appoint a Chapter 11 trustee or to convert a case to a Chapter 7 case.

•
We may not be able to achieve confirmation of a plan of reorganization as to each Debtor.  While we believe that there is a strong likelihood of confirming a plan for most, if not all, Debtors, in the event one or more Debtors' cases are not confirmed, it may be necessary to re-evaluate the options available to a Debtor in light of its inability to confirm its proposed plan, which options would include without limitation, an alternative plan of reorganization, conversion of the case to a chapter 7 case or dismissal of the case.

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

Under Chapter 11, transactions outside the ordinary course of business and other matters will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	Sell assets outside the ordinary course of business;

•	Consolidate, merge, sell or otherwise dispose of all or substantially all of the assets of a particular Debtor;

•	Grant liens; and

•	Finance our operations, investments or other capital needs or to engage in other business activities that would be in our interest.

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

Even assuming a successful emergence from Chapter 11, there can be no guarantee as to the overall long-term viability of our operational reorganization, including our ability to generate sufficient cash to support our operating needs, fulfill our objectives without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future.

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

We currently generate insufficient revenue from operations to pay our contractual obligations, and we will require significant amounts of cash to stabilize our portfolio, build out our development projects and satisfy our contractual obligations. Under the proposed plan that we filed with the Bankruptcy Court and which has not been confirmed, the equity interests in MMPI and our operating partnership would be cancelled.

We are a development company and experience significant, recurring cash shortfalls.  Before filing our Chapter 11 petitions, we needed to generate approximately $28.0 million in cash annually to cover such shortfalls from (i) operating activities, (ii) recurring investment activities such as carrying costs for interest payments, real estate taxes and other unfunded development expenditures and (iii) capital expenditures on existing rental properties.

On a forward-looking basis, our recurring annual cash shortfall, assuming we pay our obligations as incurred, has increased from $28.0 million to $38.7million or $10.7 million for the following reasons:

•
We have classified approximately $195.2 million of notes payable secured by real estate as liabilities subject to compromise on our consolidated balance sheet. For accounting purposes, we are accruing and deferring interest on these notes at the default rate claimed by lenders, even though we may dispute whether default interest may be charged and/or the amount of default interest. Recording default interest has increased our annual interest obligation by approximately $7.9 million.

•	While in bankruptcy, we are incurring bankruptcy related costs of approximately $5.3 million annually.

•	These increases are partially offset by operational improvements of approximately $2.5 million annually.

    Given these recurring shortfalls, it is important to reduce these recurring charges and quickly obtain Bankruptcy Court approval of our proposed plan of reorganization. As presently proposed, our Plan would add the deferred interest incurred before the effective date of the Plan to the applicable note balance, would reduce the interest rates on our loan agreements from the default rate asserted by lenders on some loans to 4.0%, would require interest-only payments on a monthly basis, would also extend the maturity dates on these loans to period of 5 or 7 years after the effective date of the Plan. If confirmed, the Plan would reduce the initial recurring cash flow shortage to approximately $20.2 million annually (including by substantially reducing bankruptcy-related costs) and would allow us the time and means to improve operations. We believe we can make up for this shortfall by raising new capital at the effective date of the Plan, and further by selling or refinancing certain properties, by improving our operating performance and by implementing profitable development strategies. There are no assurances as to whether a plan containing these proposed terms will be confirmed or as to whether alternative plans may be proposed by the Debtors or others. Also, we may from time to time enter into settlements with lenders that provide for different terms than those proposed in the Plan, and our Plan would be modified to conform to the terms of those settlements.

   We commenced the Chapter 11 proceedings because we were not assured that we would have sufficient capital to satisfy our liquidity needs over a year and because there was substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:

•	our ability to generate and maintain adequate cash;

•	the cost, duration and outcome of the reorganization process in the Chapter 11 proceedings; and
•	our ability to retain key employees.

    These challenges are in addition to those operational and competitive challenges that we face in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, we are not assured that such efforts will be successful.

We are no longer an SEC-reporting company and do not expect to be an SEC-reporting company in the future.

    Effective with fiscal year 2010, our obligation to file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, is suspended.  We also no longer have an obligation to file proxy statements on Schedule 14A or deliver such proxy statements, or yearend annual reports, to our stockholders.  As a result of the terms of our reorganization in bankruptcy, including a proposed limit in the number of our stockholders and restrictions on transferring our common stock, our obligation to report may be suspended indefinitely.  Current and future stockholders will have highly limited information about our financial condition, results of operations and developments affecting our business.

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

    In addition, substantially all of our mortgage indebtedness is subject to guarantees provided by us and affiliated individuals.  As a result, in the event we default on a note payable secured by our real estate where we are a guarantor, we may remain liable to the lender for any difference between the amounts of the indebtedness we owe the lender and the amount of the successful bid at foreclosure, even if we lose our property collateral in a foreclosure action by the lender.

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate or develop our projects and may expose us to the risk of default under our debt obligations.

    We have borrowed and may be required to continue to borrow significant amounts in order to continue to operate and in connection with the development and redevelopment of our projects and any future acquisitions of properties.  We may in the future be required to enter into joint venture agreements, sell certain assets, access the capital markets, or undertake a combination of the foregoing to finance our operations.

    Our present and future level of debt and the limitations imposed on us by our present and future debt agreements, including concessions that our lenders may extract from us in connection with any settlement, refinancing or extension, could have significant adverse consequences, including the following:

•	we may be required to use a substantial portion of our cash flow from operations to pay principal and interest, which reduces the amount available for development;

•	we may be at a competitive disadvantage compared to our competitors that have less debt;

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms;

•	we may be forced to dispose of one or more of our projects, possibly on less than optimal terms;

•	we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

•	we may be restricted in our business activities and operations;

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
    What began initially as a “subprime” mortgage crisis has turned into an extraordinary United States and worldwide economic and financial crisis. Severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system.  The United States and foreign governments have taken extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the consumer driven economy.  These extraordinary actions, including the merger of large financial institutions and significant investment in and control by government bodies, has so far resulted in limited or no relief to the credit markets, and there is no assurance that their actions will ultimately be successful.  The resulting and ongoing lack of available credit, lack of lending between financial institutions and other key lending sources (such as life insurance companies and pension funds), lack of lending to borrowers and further failures and consolidation of financial institutions could materially and adversely affect our tenants, key vendors and contractors, our ability to execute our development, acquisition and other business plans and our ability to meet our current liquidity needs, and therefore operate as a going concern.

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

Almost all of our projects are in the greater metropolitan Los Angeles area and depend upon the Southern California economy, which may expose us to more concentrated risk, including recession and other economic risks, than if our projects were in several geographic regions.

    Almost all of our projects are located in the greater metropolitan Los Angeles area, and a substantial majority of them are in downtown Los Angeles or nearby areas, which may expose us to more concentrated economic risks than if we owned projects in several geographic regions. Therefore, economic and other events that adversely affect this narrow geographic region will have a direct negative effect on our business and operations. We are susceptible to adverse developments in the Southern California region, such as adverse developments in the local industrial, commercial and residential real estate market, including market declines in real estate values and oversupply of or reduced demand for such space.  We are also susceptible to business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist attacks, earthquakes and other natural disasters, infrastructure quality issues, California state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors. Although we believe the California economy to be one of the most diverse and dynamic economies in the world, the California economy may be negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, manufacturing, high technology and defense industries and in Pacific Rim trading activities. Any adverse developments in the economy or real estate market in Los Angeles or Southern California in general would adversely affect us. We cannot assure you of the continued growth of the Southern California economy or the national economy or our future growth rate.

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

    We focus our business on the acquisition and redevelopment of commercial and residential projects. In deciding whether to acquire, develop or redevelop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected sale or resale value, or occupancy and rental rates, as applicable. If the property is unable to achieve the expected resale price, or occupancy and rental rates, as applicable, depending on our investment strategy for a particular property, it may fail to perform as we expected in analyzing our investment. When we acquire a property, we often reposition or redevelop that property with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping an acquired property may prove inaccurate. Additionally, we may acquire unimproved land or properties not leased or not fully leased, and any cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is improved or more fully leased.

The development and redevelopment of projects are highly speculative activities, and our success in large part depends on our ability to redevelop and develop new projects, which may make investing in our stock riskier than investing in the stock of real estate companies that own stabilized properties occupied by tenants with long-term leases.

    As a primary part of our business, we develop new projects and redevelop existing projects. Unless we determine that a property should be sold, we plan to develop or redevelop a substantial majority of our portfolio. Many of our projects are several years away from commencing. All of our projects are subject to national, regional and local economic changes, and localized demographic and population shifts, each of which could affect the demand for the specific types of real estate improvements we anticipate building. In addition, the financial success of each project depends on our ability to plan and execute the project and, in many cases, on our success in securing adequate capital to fund the development or redevelopment.

    Before a project can generate any revenues, material expenditures must be incurred to acquire land, obtain governmental approvals and construct significant portions of project infrastructure and facilities. It generally may require several years for a development or redevelopment project to achieve cumulative positive cash flow. If we are unable to develop and market our projects successfully and to generate positive cash flows from these operations in a timely manner, it will have a material adverse effect on us.

    More specifically, in connection with the development of new projects and the redevelopment of existing projects, we will be subject to risks such as:

•	weak credit markets, which challenge our ability to obtain financing for our projects on favorable terms, or at all;

•	cyclical overbuilding;

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

    Any or all of these risks could have an adverse affect on our business, operations, cash flow and ability to increase values for our stockholders. Real estate companies that own stabilized, fully developed properties are substantially less affected by many of the specific risks noted above including, but not limited to weak credit market conditions, failure to obtain land use entitlements, design and development cost overruns, construction delays, and contractor and subcontractor disputes. Because these types of real estate companies are less susceptible to these risks, investing in the stock of those companies may be less risky than buying our stock.

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

    We compete in our markets with numerous national, regional and local residential and commercial developers. This competition with other developers could reduce the scope of our projects, or cause us to accept reduced margins in order to maintain sales or rental volume at particular projects. Our projects may also compete with resales of existing or foreclosed properties, speculators and available properties. Increased competitive conditions in the resale or rental market in the region where we operate could decrease demand for new properties and increase cancellations of sales contracts.

Many of our redevelopment projects require municipal authorities to approve or change land use entitlements, environmental certifications pursuant to the California Environmental Quality Act and other permits to allow these projects to proceed in certain areas so that our projects comply with the land use laws in effect.

    Many of our projects may require city and other governmental authorities to approve or change land use entitlements, environmental certifications pursuant to the California Environmental Quality Act and other permits to allow our projects to proceed. Land use laws are complex and the approval process is subject to delays, the discretion of individual governmental bodies and the political process. There is no guarantee that land use entitlements and other approvals needed for our projects to proceed will ultimately be obtained. If we fail to obtain any required land use approvals or entitlements, it would harm our ability to complete certain projects.

We may be unable to renew leases or find other lessees, and a majority of our portfolio’s annualized base rents are set to expire before the end of 2010.

    We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. As of December 31, 2009, leases representing approximately 13.9% of the square footage of our owned projects are month-to-month leases, and an additional approximately 51.0% of the square footage of our owned projects was available for lease (including space available for lease at rental and development projects). In addition, leases scheduled to expire before the end of 2010 and existing month-to-month leases, when taken together, constitute approximately 70.7% of our owned portfolio’s annualized base rent, or approximately $15.7 million out of $22.2 million. If we are unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the then current rates, our business could be materially and adversely affected. Additionally, we may incur significant costs to renew expiring leases or lease vacant space. Any of these factors could cause a decline in our lease revenues, which would harm our profitability.

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

    Each of our projects is subject to real and personal property taxes. These taxes on our projects may increase as tax rates change and as the projects are assessed or reassessed by taxing authorities, and we may experience reassessments as a result of the contribution of our projects to us in connection with our IPO and formation transactions. In addition, owners of California property are subject to particularly high taxes. If property taxes increase, our business would be adversely affected.

    Voters in the State of California previously passed Proposition 13, which generally limits annual real estate tax increases to 2% of assessed value per annum. From time to time, various groups have proposed repealing Proposition 13, or providing for modifications such as a “split roll tax,” whereby commercial property, for example, would be taxed at a higher rate than residential property. Given the uncertainty, it is not possible to quantify the risk to us of a tax increase or the resulting financial impact of any increase, but any tax increase would reduce the amount of cash available.

We may assume unknown liabilities in connection with the acquisition of properties.

    We have historically acquired real estate that may be subject to existing liabilities, some of which may be unknown at the time we acquired the property. Unknown liabilities might include liabilities for cleanup or remediation of environmental conditions, claims of tenants, vendors or other persons dealing with the entities prior to our acquisition of the properties (that had not been asserted or threatened prior to these acquisitions), tax liabilities and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. Our recourse with respect to such liabilities may be limited. Acquiring properties with existing liabilities could have a material adverse affect on our operations and our ability to develop or redevelop such properties.

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

    We expect that mostof our leasing revenues will be derived from tenants who do not have publicly available credit ratings and that a substantial majority of our leasing revenues will be derived from tenants with very limited credit histories. For some of these tenants, we expect to analyze the tenants’ credit by reviewing available financial and other data. We may misinterpret or incorrectly analyze available credit data. These mistakes may, in part, lead us to make investments we would not have otherwise made and may ultimately result in losses on one or more of our investments. Any tenant failures to make lease payments when due or tenant bankruptcies could result in the termination of the tenant’s lease and, particularly in the case of a large tenant, in material losses to us.

We depend on tenants, and their failure to pay rent could seriously harm our business, operating results and financial condition.

    Our results of operations and cash flow would be adversely affected if tenants are unable to pay their rent or otherwise meet their obligations to us. In the event of default by tenants, we may experience delays and incur substantial costs in enforcing our rights as landlord. In addition, at any time, a tenant of one of our projects may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease. Upon a default, we may not be able to relet the space at all or on terms that are as favorable to us as the defaulted lease. We are an accrual basis taxpayer and will have to include in income and may have to pay tax on rent that has accrued even though it has not been paid by a tenant. In addition, phantom income tax liability could result for our company to the extent cash profits are reinvested or expended on non-deductible items such as the payment of principal on debt. The inability to depend on tenants, their default and an inability to relet the space on reasonable terms, if at all, would adversely affect our operations and our cash flows.

Our tenants may conduct activities at our projects that reduce the value of our projects.

    We may have limited control over the acts and omissions of our tenants, and our tenants may conduct certain activities that damage the space they lease at one of our projects or cause a project to be viewed in a negative light. In the event our tenants damage our projects, we may not be able to recoup losses from them, either due to economic or contractual reasons. These activities could reduce the value of the projects in which they lease space, which could reduce the value of our investment, impair our ability to repay debt on the projects or render it more difficult for us to sell the project or re-lease the space to a different tenant, any of which would harm our operations and cash flows.

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

    Our Board of Directors is responsible for our management and strategic business direction, and our senior executive officers are responsible for our day-to-day operations. The Board and management may from time to time develop policies with respect to acquisitions, leasing, financing, growth, operations, debt limitation and distributions. Our Board and management may develop, amend or revise these and other policies from time to time without a vote of our stockholders.

Our Chairman and Chief Executive Officer, Richard Meruelo, has pledged his shares of our common stock as collateral for a loan.

    Our Chairman and Chief Executive Officer, Richard Meruelo, has pledged his shares of our common stock as collateral for a loan, the proceeds of which were utilized by Mr. Meruelo to purchase 3,000,000 shares of our common stock in our initial public offering at the public offering price.  In connection with an event of default, the holders of the debt may be entitled to declare the loan immediately due and payable and enforce on the collateral.  Mr. Meruelo informed us that he previously reduced the principal balance of the loan from the proceeds of the sale of personal real estate that is not a company-owned asset, but that the loan has matured.  Accordingly, the holder of the debt may elect to accelerate the loan and enforce on the pledged shares, thereby transferring a controlling voting interest in our company to another party or substantially depressing our stock price as a result of sales of the pledged shares.  See “—Risks Related to Our Organization and Structure—Messrs. Meruelo and Maddux have a controlling vote in certain matters as a result of their ownership interest in us.”

Risks Related to Our Organization and Structure

We did not obtain appraisals of our projects that were contributed to us by our predecessor business in connection with our IPO, and the consideration given by us in exchange for them was not negotiated at arm’s length and may have exceeded their fair market value or the value that would have been determined by third-party appraisals.

    We acquired almost all of our current projects pursuant to a contribution agreement and merger agreements with entities owned and controlled by our founders. We did not obtain any third-party appraisals of our projects, nor any independent third-party valuations or fairness opinions in connection with our formation transactions. The terms of the contribution agreement and merger agreements relating to our projects were not negotiated on an arm’s length basis. The terms of these agreements and the valuation methods used to determine the value of the projects were determined by our management team, including Messrs. Meruelo and Maddux, who received total consideration in the formation transactions of 39,652,757 shares of our common stock, excluding shares that we had a contingent obligation to issue, and $2.8 million in cash as a result of the contributions and mergers. As a result, the consideration given by us in exchange for the entities owning our projects in the formation transactions may have exceeded their fair market value.

Messrs. Meruelo and Maddux have a controlling vote in certain matters as a result of their ownership interests in us.

    Messrs. Meruelo and Maddux received shares of our common stock in our formation transactions, acquired additional shares in our IPO, and were issued the shares that we had a contingent obligation to issue, that collectively constitute a majority of our voting stock. Mr. Meruelo by himself indirectly holds 45.3% of our voting stock (As noted above under “—Our Company and Management—Our Chairman and Chief Executive Officer, Richard Meruelo, has pledged his shares of our common stock as collateral for a loan,” Mr. Meruelo’s loan is in default.  The holder of the debt may elect to enforce on the pledged shares and sell the shares to a buyer, which buyer would then hold and be able to vote such shares.)  Messrs. Meruelo and Maddux may have interests that differ from those of our public stockholders and may accordingly vote as stockholders in ways that may not be consistent with the interests of our public stockholders. This voting control over certain matters, including decisions relating to the election of our Board of Directors, may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

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

    If we have a change in control, as defined in Section 382 of the Code, our ability to use our net operating loss carryforwards to offset future cash taxes may be reduced or eliminated. The possibility of our issuing additional or new equity to address our liquidity needs and the fact that Mr. Meruelo has pledged his shares of stock in our company as collateral for a loan that is now in default, all increase the risk of this provision affecting us in the future.

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

    We are a holding company and conduct all of our operations through our operating partnership. We do not have, apart from our ownership of our operating partnership, any independent operations. We rely on distributions from our operating partnership to meet our debt service and other obligations, including tax liability on taxable income allocated to us from our operating partnership (which might not make distributions to the company equal to the tax on such allocated taxable income). As a result, we will rely on distributions from our operating partnership to pay any dividends we might declare on our common stock. The ability of subsidiaries of the operating partnership to make distributions to the operating partnership, and the ability of our operating partnership to make distributions to us in turn, will depend on their operating results and on the terms of any loans that encumber the projects owned by them. Such loans may contain lockbox arrangements, reserve requirements, financial covenants and other provisions that restrict the distribution of funds. In the event of a default under these loans, the defaulting subsidiary may be prohibited from distributing cash.

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

    As of June 18, 2010, we own an estimated 99.6% interest in the operating partnership, which may, in connection with our acquisition of additional properties or otherwise, issue additional common units of limited partnership interest. Such issuances would reduce our ownership in our operating partnership. Our stockholders will not directly own common units of limited partnership interest of the operating partnership and do not have any voting rights with respect to any such issuances or other partnership level activities of the operating partnership.

    As further discussed in Part I, Item 1, under the section heading "Chapter 11 Proceedings," our Plan proposes that the limited partnership interests in our operating partnership be cancelled, and that our operating partnership be merged into MMPI.  There is no assurance that a plan containing these terms will be confirmed by the Bankruptcy Court, and the Debtors may amend the Plan and propose different terms.

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

    We maintain insurance on each of our projects, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained in the industry. There are no assurances that such coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like earthquakes, hurricanes and floods, environmental or pollution damage and losses from terrorist activities, may not be insured, insurable or may not be economically insurable or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We do not generally obtain terrorism, earthquake or flood insurance on our projects. We sometimes, but not always, obtain environmental insurance.  Future lenders may require such insurance, which would result in substantial additional expense; and our failure to obtain such insurance could constitute a default under loan agreements to the extent required.

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

Risks Related to the Market for our Common Stock

Our common stock is not listed on any exchange, and the market price and trading volume of our common stock may be especially volatile, adversely affecting our stockholders.

    We consummated our IPO in January 2007.  Since that time, our common stock was delisted from the Nasdaq Global Market, and the market price of and trading volume in our common stock has fluctuated and caused significant price variations to occur. These price variations may continue and the price of our common stock may continue to fall. The Debtors’ filing of the Bankruptcy Cases and Proceedings in such cases may further negatively affect our stock price. If the market price of our common stock declines, you may be unable to resell your shares at or above your purchase price. We cannot assure you that the market price of our common stock will not fluctuate or decline even further in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	the status of the Bankruptcy Cases and our reorganization plan filed pursuant to Chapter 11 of the Bankruptcy Code;

•	actual or anticipated variations in our quarterly operating results or payment of dividends, or the lack thereof;

•	changes in estimates of our earnings;

•	general market and economic conditions;

•	redemptions of common units of our operating partnership;

•	adverse market reaction to any increased indebtedness that we may incur or any deterioration in our ability to obtain financing at all or on attractive terms;

•	future issuances and/or cancellations of our common or preferred stock;

•	publication of research reports about us or the real estate industry;

•	additions or departures of key management personnel; or

•	changes in market valuations of similar companies.

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

    As of June 18, 2010, there are approximately 88,054,443 shares of our common stock outstanding and 347,835 LTIP units in our operating partnership, which are exchangeable into shares of our common stock on a one-to-one basis, outstanding. We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price of our common stock. Our directors and officers are able to sell an aggregate total of 45,216,287 shares of our common stock (excluding LTIP units). Sales of substantial numbers of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock.  Mr. Meruelo has pledged all of his shares of our common stock as collateral for a loan, and the loan is in default.  Accordingly, the holder of the debt may enforce on the collateral and sell substantial amounts of our common stock.  We may issue from time to time additional common stock or common units of our operating partnership convertible into common stock in connection with the acquisition of properties, and we may grant demand or piggyback registration rights in connection with these issuances.

Item 1B.    Unresolved Staff Comments

None

Item 2.	Properties

At December 31, 2009, we own 27 rental projects and 16 development projects.  Most of the projects are located in or around the downtown area of Los Angeles, and all of the projects are in Southern California.

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

    In light of our bankruptcy filings, our efforts to preserve cash, current and changing credit market conditions and availability of capital, we are evaluating and adjusting as appropriate our previously disclosed development and redevelopment plans, timelines and costs. We currently have ceased development activities on mostof our projects. This may change as our financial position and/or market condition improve.

Rental Projects

Presented below are our rental projects as of December 31, 2009.

Project	Current Use	# of Projects	Net Rentable Square Feet	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

Commercial Projects
788 S Alameda (3)	Small-tenant produce industry space with cooler	1	33,984	59.4%	$823,710	$40.82
Washington Cold Storage (3)	Single-tenant cold storage facility	1	59,000	100.0%	1,200,000	20.34
Meruelo Wall Street (3)	Wholesale and office space	1	98,245	88.6%	1,747,242	20.07
Washington at Central (6)	Small-tenant retail space	1	5,479	78.1%	52,284	12.22
Southern California Institute of Architects (3)	Architectural school	1	81,741	100.0%	1,212,000	14.83
Washington Produce Market (3)	Small-tenant produce industry space with cooler	1	31,876	91.1%	611,183	21.04
905 E 8th Street (sold parking lot + 3,800 sq ft)	Small-tenant industrial space	1	28,200	27.0%	78,000	10.26
3rd and Omar Street	Small-tenant industrial and distribution space	1	23,297	9.7%	32,760	14.43
1919 Vineburn Avenue (3)	Single-tenant industrial and distribution space	1	122,345	100.0%	506,520	4.14
1500 Griffith Avenue	Distribution space	1	50,058	100.0%	467,192	9.33
4th Street Center	Single-tenant industrial and distribution space	1	14,472	53.2%	60,000	7.80
Seventh Street Produce Market (3)	Wholesale produce distribution space	1	122,120	65.3%	3,784,492	47.49
Alameda Square (3)	Industrial, distribution and office space	1	1,463,696	60.9%	4,001,885	4.49
620 Gladys Avenue	Multi-tenant wholesale distribution space	1	72,711	78.0%	372,027	6.56
1000 E Cesar Chavez	Single tenant industrial and distribution space	1	50,373	16.8%	58,200	6.86
306 North Avenue 21 (4)	Single tenant industrial and distribution space	1	80,712	26.5%	82,200	3.84
Crown Commerce Center (3)	Multi-tenant industrial space	1	301,491	100.0%	1,660,845	5.51
420 Boyd Street	Multi-tenant retail and office space	1	47,806	57.8%	341,579	12.36
230 W Ave 26th	Industrial and distribution space	1	67,671	23.6%	123,145	7.72
5707 S Alameda	Small-tenant industrial space	1	55,729	56.2%	94,342	3.01
Santa Fe Plaza (3)	Small-tenant retail space	1	16,000	29.4%	112,800	23.99
Barstow Produce Center	Small-tenant produce industry space with cooler	1	261,750	0.0%	-	-
1211 E Washington Blvd	Manufacturing space	1	108,000	72.9%	463,860	5.89
Total Commercial Projects		23	3,196,756	62.2%	17,886,263	8.99

Residential Projects
American Apartments (3)	Apartment building	1	13,550	79.3%	262,273	24.40
Union Lofts (3)	Apartment building	1	81,609	45.3%	1,230,190	33.25
Southpark Tower - Phase 2 - J Restaurant	Restaurant space	See Note (5)		100.0%	300,000	25.36
Center Village	Industrial and cold storage	1	176,628	14.0%	343,200	13.90
Pomona Park Village (2001-2021 Mission)	Industrial building	1	242,042	0.0%	-	-
Total Residential Projects		4	525,658	16.0%	2,135,662	25.34

Total Rental Project Portfolio		27	3,722,414	55.7%	20,021,926	9.66

(1) Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2009.
(2) Annualized rent per rentable square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
(3) Project is at what we consider its highest and best use.
(4) This parcel is part of a larger project that will be redeveloped as part of the 2131 Humboldt Street project discussed in the "Development Pipeline."
(5) This parcel is part of a larger project that will be redeveloped as part of the Southpark Tower project discussed in the "Development Pipeline."
(6) This project is combined with 1211 E. Washington, both owned and operated by 1211 E. Washington Blvd, LLC.

Development Projects

    Presented below are our development projects as of December 31, 2009 and their annualized incidental revenue. During 2009, all of the incidental revenue has been reflected as rental income on our consolidated statement of operations, since we suspended development activities at these projects and ceased capitalizing this income. In earlier years, we reduced capitalized development costs by this income. Development projects are classified by their intended use (residential or commercial) based on our development plan.

Project	# of Projects	Estimated Incidental Revenue per Year

Commercial Projects
2131 Humboldt Street	See Note (1)	123,000
Meruelo Baldwin Park	1	59,400
Ceres Street Produce Center	1	-
Musica Latina Building	1	-
Total Commercial Projects	3	182,400

Residential Projects
Southpark Towers (2)	1	402,000
Ullman Tower One	1	364,500
Desmond Building	1	201,235
Sky Arc	1	162,072
Olive Street Towers	1	144,000
Pomona East	1	102,000
TransAmerica Lofts	1	84,000
Ullman Tower Two	1	66,000
705 W Ninth Street	1	-
Meruelo Chinatown Tower	1	-
Vignes Village	1	-
San Fernando Court	1	-
Citrus Gardens	1	-

Total Residential Projects	13	1,525,807

Total Development Pipeline	16	1,708,207

(1) Project is currently considered a portion of the 306 W Avenue 21 project and is counted as a rental project.
(2) In connection with our purchase of the project, we have agreed to construct a parking structure that will contain at least 132 parking spaces for the benefit of an adjacent project not owned by us.  Per the terms of the contract, monetary damages may apply for each day after July 1, 2008 that construction is not complete.  In addition, the original seller may have a right to repurchase the project at the price we paid if construction is not commenced by October 1, 2008.  Our redevelopment of this project includes plans for a parking structure that satisfies the contract, although construction has not begun. Our plan proposes to extend the term for performance of any such obligation.

Tenants

The following table sets forth information regarding the 10 largest tenants in our portfolio based on annualized base rent paid or payable as of December 31, 2009.

Top Ten Tenants in Our Portfolio of Owned Projects

Tenant	Number of Projects	Total Lease Square Feet (1)	Percentage of Our Portfolio's Total Rentable Square Feet (1) %	Annualized Base Rent (2) ($)	Percentage of Our Portfolio's Annualized Base Rent
American Apparrel	1	788,273	18.5%	3,300,000	14.8%
Prestige Parking	7	-	0.0%	1,374,000	6.2%	(4)
Southern California Institute of Architecture	1	81,741	1.9%	1,374,072	6.2%	(3)
Aztlan Cold Storage	1	59,000	1.4%	1,200,000	5.4%
Outdoor Recreation Group, The	1	122,345	2.9%	506,521	2.3%
M.X.F. Designs, Inc.	1	55,585	1.3%	394,800	1.8%
AJSE Inc / Santa Fe Finishing, Inc.	1	87,404	2.0%	384,000	1.7%
Woodland Poultry Operations, Inc.	1	24,694	0.6%	343,200	1.5%
J Lounge Restaurant	1	11,829	0.3%	300,000	1.3%
26 International Inc.	1	30,058	0.7%	281,400	1.3%
TOTALS		1,260,929	29.5%	$9,457,993	42.5%

(1) Based on total square footage of 4,269,120 which is the square footage of space leased or available or offered for lease and excludes substantial portions of square footage in the projects that are not available or offered for lease because of redevelopment or repositioning activities. Parking square footage is not included in the calculation.
(2) Because annualized base rent is not derived from historical results that were accounted for in accordance with accounting principles generally accepted in the United States, historical results differ from the annualized amounts.
(3) For Southern California Institute of Architecture, parking is included in the calculation with their annual rent.
(4) Projects include the following: Southpark Tower-Phase2-J Restaurant, Southpark Towers, Ullman Tower II, Desmond Building, Meruelo Wall Street, 420 Boyd Street,Ullman Tower I.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2009 for each of the 10 calendar years beginning January 1, 2010 at the projects we own and are currently leasing space at, regardless of the project classification between rental and development. The information set forth in the table assumes that tenants exercise no renewal options or early termination rights.

Year of Lease Termination	Number of Leases Expiring	Square Footage of Expiring Lease	Percentage of Total Rentable Square Feet(1)	Annualized Base Rent of Expiring Leases(2)	Percentage of Portfolio Annualized Base Rent (%)
Month to Month	259	594,923	13.9%	$11,590,505	52.1%
2010	53	358,129	8.4%	4,129,971	18.6%
2011	6	121,835	2.9%	873,840	3.9%
2012	3	161,039	3.8%	973,001	4.4%
2013	2	63,702	1.5%	1,312,800	5.9%
2014	2	790,664	18.5%	3,358,046	15.1%
Total/Weighted Average	325	2,090,292	49.0%	$22,238,163	100%

(1) Based on total square footage of 4,269,120 which is the square footage of space leased or available or offered for lease and excludes substantial portions of square footage in the projects that is not available or offered for lease because of redevelopment or repositioning activities.
(2) Based on annualized base rent paid or payable as of December 31, 2009. Because annualized base rent is not derived from historical results that were accounted for in accordance with accounting principles generally accepted in the United States, historical results differ from the annualized amounts.

Item 3.    Legal Proceedings

As more fully described in Note 1 (Chapter 11 Proceedings) to the consolidated financial statements of this report and incorporated herein by reference, the MMPI Debtors filed on March 26 and 27, 2009, voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  These Chapter 11 cases are jointly administered under the Lead Chapter 11 Case.  As further discussed, on September 3, 2009, the Flower Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  These cases will not be jointly administered under the Lead Chapter 11 Case.  These Chapter 11 proceedings are material to the Company and our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, the cost, duration and outcome of the reorganization process in the Chapter 11 proceedings.

In addition to the Chapter 11 proceedings, we are party to various lawsuits, claims and other legal proceedings, some of which may be material, including actions or claims for breach of our obligations to repay debt and proceedings seeking appointment of a receiver for one or more of our projects or to exercise other remedies in connection with loan defaults.  We believe that any actions or other efforts to enforce the payment obligations or to assert claims against the Debtors are stayed as a result of the Chapter 11 filings.  We may from time to time stipulate to, or the Bankruptcy Court may grant, relief from the stay in order for the parties to proceed with litigation or proceedings and liquidate or resolve claims in forums other than the Bankruptcy Court.  For instance, we have not opposed relief from stay in connection with an eminent domain proceeding instituted against a portion of our Alameda Square project and an eminent domain proceeding instituted against a portion of our Pomona East project; provided that enforcement of any final order or judgment shall be stayed and shall be enforceable only after further order of the Bankruptcy Court.

We may also from time to time institute actions or proceedings either in the Bankruptcy Court or in other forums to assert our rights and claims against others, including tenant eviction or other lease or contract enforcement proceedings.  We intend to vigorously seek judicial enforcement of our rights in these proceedings as well.

Item 4.    [Removed and Reserved]

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

    On January 22, 2010, we filed a Form 15 with the SEC in order to deregister from any future filings pursuant to the 1934 Securities and Exchange Act.

    Our common stock has been listed and traded on the Nasdaq Global Market under the symbol “MMPI” from January 26, 2007 through April 6, 2009. As a result of our bankruptcy filings, we were delisted by Nasdaq Global Market. Thereafter, our common stock has been listed and is traded on the OTC Bulletin Board under the symbol “MMPIQ.” The following table presents the high and low sales prices for our common stock as reported by the Nasdaq Global Market or the OTC Bulletin Board for the period from January 1, 2008 to December 31, 2009.

	High	Low
Quarter Ended March 31, 2008	$5.80	$2.31
Quarter Ended June 30, 2008	3.28	1.60
Quarter Ended September 30, 2008	2.62	0.85
Quarter Ended December 31, 2008	1.30	0.33
Quarter Ended March 31, 2009	1.24	0.03
Quarter Ended June 30, 2009	0.47	0.03
Quarter Ended September 30, 2009	0.57	0.24
Quarter Ended December 31, 2009	0.58	0.03

The per-share closing price for our common stock, as reported by the OTC Bulletin Board on June 18, 2010, was $0.23.

Holders of Our Common Stock

    As of June 18, 2010, there were approximately 57 record holders of our common stock, including shares held in “street name” by nominees who are record holders, but excluding employees that received stock awards under our 2007 Equity Incentive Plan.

Dividends

    We did not pay any cash dividends during the years ended December 31, 2009 and December 31, 2008 and do not anticipate paying any in the foreseeable future.

Recent Sales of Unregistered Securities

    On December 31, 2009, pursuant to employment agreements, and in consideration of services rendered or to be rendered to the operating partnership, our operating partnership issued 80,000 LTIP units to certain of our executive officers. The result of this issuance effectively reduced the Company’s potential obligation in the event of an equalization event from $0.56 to $0.01a unit. As of December 31, 2009, we have 135,000 LTIP units outstanding that have not achieved parity with our common stock.

    Our stock closed at $0.03 per share on December 31, 2009.  Under the terms of our proposed plan of reorganization, all of the LTIP units will be cancelled and extinguished and the holders of these securities will receive no value for their cancelled units.  The LTIP units have become worthless.

    Subject to the Chapter 11 proceedings and the proposed Plan, the LTIP unit holders would operate and have the below enumerated rights and obligations. The LTIP units are subject to forfeiture provisions that expire ratably on each of the first three anniversaries of the date of grant. Forfeitability provisions generally will expire on the death or disability of the officer or the termination of such officer by us or the operating partnership without cause. The LTIP units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. We relied on the exemption based on representations given by the recipients of the securities.

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

Performance Graph

    The following graph compares the cumulative total shareholder return on the Common Stock of Meruelo Maddux Properties, Inc. from January 26, 2007 (the date upon which our Common Stock began publicly trading) through December 31, 2009 with the cumulative total return on the NASDAQ Composite index and an appropriate “peer group” index, the Dow Jones Wilshire Real Estate Holding & Development Index (assuming the investment of $100 in our Common Stock and in each of the indexes on January 26, 2007).

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*

Among Meruelo Maddux Properties, The NASDAQ Composite Index

And The Dow Jones US Real Estate Holding & Development TSM Index

$120
$100
$80
$60
$40
$20
$0
1/07
3/07
6/07
9/07
12/07
3/08
6/08
9/08
12/08
3/09
6/09
9/09
12/09
Meruelo Maddux Properties
NASDAQ Composite
Dow Jones US Real Estate Holding & Development TSM

*

The actual returns displayed in the graph above are as follows:

	Jan-07	Mar-07	Jun-07	Sep-07	Dec-07	Mar-08	Jun-08	Sep-08	Dec-08	Mar-09	Jun-09	Sep-09	Dec-09

Meruelo Maddux Properties	100.00	82.55	76.98	55.75	37.74	23.96	20.57	11.51	11.70	0.69	3.11	3.96	0.26
NASDAQ Composite	100.00	100.39	108.15	110.52	108.51	92.81	93.66	83.67	64.13	62.16	74.64	86.43	92.63
Dow Jones US Real Estate Holding & Development TSM	100.00	100.00	100.00	100.00	100.00	100.00	100.00	96.82	53.56	41.33	57.35	73.58	74.85

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

The following consolidated financial and other data for the years ended December 31, 2008 and 2009 consists of information about our company.  The following summary combined financial and other data for the year ended December 31, 2007 consists of information about our predecessor business for the period from January 1, 2007 to January 29, 2007 and about our company for the period from January 30, 2007 to December 31, 2007.  The following summary combined financial and other data for the years ended December 31, 2006, and 2005 reflect the historical financial data of our predecessor business, which was not a legal entity but a combination of limited liability companies and corporations previously owned by two affiliates of Mr. Meruelo and one affiliate of Mr. Maddux. The data for the years ended December 31, 2009, 2008 and 2007 has been derived from audited financial statements contained elsewhere in this report. The data for the years ended December 31, 2006 and 2005 have been derived from audited financial statements not contained in this report. The audited historical combined financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of such dates and for such periods under U.S. generally accepted accounting principles.

    The following financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial and Other Data
(In thousands)

	The Company			The Predecessor

	Year ended December 31,				Year ended December 31,
	2009	2008	Period from January 30, 2007 to December 31, 2007	Period from January 1, 2007 to January 29, 2007	2006	2005
Revenue:
Rental income	$23,311	$22,586	$19,495	$1,922	$22,327	$16,526
Management fees	41	285	260	12	285	602
Interest income	367	839	2,823	205	3,614	2,942
Other income	538	351	493	28	751	794
Total Revenues	24,257	24,061	23,071	2,167	26,977	20,864
Expenses:
Rental expenses	15,375	15,084	12,053	992	10,097	7,673
Interest expense	23,736	11,312	8,540	2,134	25,015	16,492
Depreciation and amortization	6,197	7,077	5,376	363	3,960	2,502
Impairment loss on real estate assets	148,275	139,195	-	-	-	-
General and administrative	13,093	9,504	8,986	628	6,045	4,222
Total Expenses	206,676	182,172	34,955	4,117	45,117	30,889
Loss from continuing operations before income taxes, reorganization items	(182,419)	(158,111)	(11,884)	(1,950)	(18,140)	(10,025)
Benefit from income taxes	-	51,933	-	-	-	-
Reorganization items	(3,987)	-	-	-	-	-
Loss from continuing operations	(186,406)	(106,178)	(11,884)	(1,950)	(18,140)	(10,025)
(Loss) income from discontinued operations	(613)	(3,188)	15	(54)	(252)	-
Gain on sale of real estate	830	14,189	-	-	1,329	-
Income (loss) from discontinued operations	217	11,001	15	(54)	1,077	-
Net loss	$(186,189)	$(95,177)	$(11,869)	$(2,004)	$(17,063)	$(10,025)
Less: net income (loss) attributable to
non-controlling interests	(440)	843	-
Net loss attributable to common stockholders	$(185,749)	$(96,020)	$(11,869)

Basic and diluted loss per share:
Loss from continuing operations	$(2.12)	$(1.21)	$(0.14)
Income (loss) from discontinued operations	$0.00	0.13	0.00
Net loss	$(2.12)	$(1.09)	$(0.14)
Weighted average common shares outstanding - basic and diluted	87,951,260	86,866,699	85,218,110	N/A	N/A	N/A

Selected Consolidated Financial and Other Data
(In thousands)

	The Company			The Predecessor

	Year ended December 31,				Year ended December 31,
	2009	2008	Period from January 30, 2007 to December 31, 2007	Period from January 1, 2007 to January 29, 2007	2006	2005
Balance Sheet Data (at period end):
Investments in real estate	$537,287	$645,755	$767,885	N/A	$494,809	$407,649
Total assets	571,327	681,769	784,180	N/A	508,057	427,352
CalPERS and mortgages notes	172,363	328,229	307,394	N/A	492,643	431,141
Liabilities subject to compromise	202,121	-	-	N/A	-
Total liabilities	415,939	342,022	365,125	N/A	553,114	449,733
Owners' equity (deficit)	-	503	419,055	N/A	(45,057)	(22,381)
Total liabilities and stockholders' / owners equity	155,388	339,747	784,180	N/A	508,057	427,352

Other Data:
EBITDA (1)	(6,972)	23,550	3,704	576	12,252	8,969
Cash flows from (used in) :
Operating activities	3,153	(8,216)	(7,292)	226	(15,852)	(17,169)
Investing activities	(38,498)	(26,240)	(214,223)	(5,963)	(62,261)	(276,182)
Financing activities	40,036	35,886	223,558	4,343	70,999	301,853

Reconciliation of EBITDA to Net (Loss) Income:
Net (loss) income	$(186,189)	$(95,177)	$(11,869)	$(2,004)	$(17,063)	$(10,025)
Plus:
Interest expense	23,746	12,037	9,510	2,206	25,333	16,492
Depreciation and amortization	6,202	7,569	6,063	374	3,982	2,502
Net tax benefit	-	(42,331)	-	-	-	-
Non-Controlling interests	440	(843)	-	-	-	-
Impairment on real estate assets	148,829	142,295	-	-	-	-

EBITDA	$(6,972)	$23,550	$3,704	$576	$12,252	$8,969

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the consolidated and combined financial statements of our company and our predecessor business and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements included below that are not historical may be forward-looking statements, including information concerning development timing and investment amounts. See “Forward-Looking Statements.” These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Although the information is based on our current estimations, actual results could vary. You are cautioned not to place undue reliance on this information. For a discussion of important risks related to our business, and an investment in our common stock, see the discussion under the caption “Risk Factors” above and under the caption “Factors That May Influence Future Results of Operations” below. References in the discussion below, unless the context suggests otherwise, “we,” “our,” “us,” “debtors,” or “our company” mean Meruelo Maddux Properties, Inc. and its subsidiaries.

Overview and Background

Chapter 11 Reorganization

On March 26 and 27, 2009, Meruelo Maddux Properties, Inc. (“MMPI”) and 53 of its direct and indirect subsidiaries and affiliates (the” MMPI Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division (the “Bankruptcy Court”).  These Chapter 11 cases are jointly administered under the caption “In re Meruelo Maddux Properties, Inc., et al., Case No. 1:09-bk-13356-KT” (the “Lead Chapter 11 Case” or “Lead MMPI Case”).

    On September 3, 2009, two additional MMPI subsidiaries, Meruelo Maddux-845 S. Flower Street, LLC (“845 Flower”) and Meruelo Chinatown, LLC ("Meruelo Chinatown," together with 845 Flower, the "Flower Debtors"), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, Case Nos. 1:09-bk-21621-KT and 1:09-bk-21622-KT, respectively.  These cases relate to our high-rise residential project at 705 W. Ninth Street, and are not jointly administered under the Lead Chapter 11 Case.  The MMPI Debtors and Flower Debtors are referred to herein as the "Debtors" either collectively, or as to certain of such debtors as the context requires, and any one of which may be referred to herein as a "Debtor."

 We continue to operate our businesses and manage our properties that are in Chapter 11 proceedings as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the “first day” relief, the MMPI Debtors obtained Bankruptcy Court approval to, among other things, use cash collateral on an interim basis, meet our pre-petition payroll obligations, maintain our cash management systems, maintain utilities, continue to provide employee benefits and maintain our insurance programs.  The MMPI Debtors also subsequently obtained rulings determining that they were not subject to the provisions of the Bankruptcy Code applicable to debtors owning “single asset real estate,” as defined in the Bankruptcy Code. The filing of the Chapter 11 petitions by the Debtors may have given rise to claims by lenders of defaults under our debt instruments and agreements. As a result, our debt obligations may have become immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings.

Notice to Creditors. Shortly after the Chapter 11 filings on March 27 and September 3, 2009 respectively, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing.

Claims Bar Date. On June 22, 2009, the Bankruptcy Court entered an order in the Lead Chapter 11 Case, setting the last day for filing proofs of claim against the MMPI Debtors as September 24, 2009. The Bankruptcy Court set a bar date of October 30, 2009 for the filing of proofs of claim against the Flower Debtors. As a result, any and all pre-petition claims against the Debtors generally are barred if they were not filed before the applicable bar date.

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

    As discussed below, the Second Amended Joint Chapter 11 Plan (as may be further amended or supplemented, the “Plan”) currently proposed by the Debtors in the Lead MMPI Case calls for one of two treatments of our outstanding common stock.  A stockholder may elect to receive $0.08 per outstanding share.  Alternatively, a stockholder may elect to receive a number of new shares of common stock in our reorganized, post-bankruptcy company equal to the number of shares of our existing common stock held by the stockholder.  The second option will require that the stockholder make a cash payment to us equal to $0.07 per new share, in addition to exchanging the stockholder’s old shares for the new shares.  The new shares will be subject to significant ownership limits and transfer restrictions and not be freely tradeable.  If as a result of the second option we would have 300 or more stockholders, we will effect a reverse stock split to eliminate stockholders so that we have fewer than 300. We can make no assurance that any plan of reorganization will be confirmed and made effective on any of the terms and conditions currently contemplated.  For example, prior versions of the Plan called for cancellation of existing equity in MMPI. This meant that the shares owned by our existing common stockholders would be cancelled, and the stockholders would receive no value for their shares and have no rights.  The Plan as ultimately confirmed and made effective may result in no value to our stockholders.If the requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our stock and notwithstanding the fact that such holders do not receive a distribution or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our liabilities and securities, including our stock, is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors.

Appointment of Creditors’ Committee. The Office of the United States Trustee has appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the MMPI Debtors in the Lead Chapter 11 Case. There can be no assurance that the Creditors’ Committee will support the Debtors’ positions or ultimate plan of reorganization.

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

Accordingly, any description of an executory contract or unexpired lease elsewhere herein, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

We expect that liabilities subject to compromise and resolution in the Chapter 11 proceedings may arise in the future as a result of damage claims created by the Debtors’ rejection of various executory contracts and unexpired leases. Conversely, we expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown as subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material.

Magnitude of Potential Claims. On and before June 12, 2009, the MMPI Debtors, filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the MMPI Debtors, subject to the assumptions contained in certain notes filed in connection therewith. On September 30, 2009, the two Flower Debtors filed with the Bankruptcy Court schedules and statements of financial affairs. The schedules are subject to further amendment or modification. Differences between amounts scheduled by the Debtors and claims by creditors are being investigated and will be resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

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

The Debtors filed their Chapter 11 Joint and Consolidated Plan of Reorganization on December 1, 2009 and their disclosure statement on December 4, 2009. A hearing on the approval of the disclosure statement was held on January 20, 2010. The Court declined to approve the disclosure statement at that time, and set a further hearing on the disclosure statement. As a result of the hearing and various other factors, the Flower Debtors filed on February 17, 2010 their First Amended Joint Disclosure Statement and First Amended Joint Plan of Reorganization separate from the amended plan filed in the Lead MMPI Case. A hearing on the First Amended Disclosure Statement of the Flower Debtors was scheduled for June 7, 2010 and has been continued to a date as yet to be scheduled. The Flower Debtors anticipate filing a further amended plan. On February 27, 2010, the MMPI Debtors in the Lead MMPI Case filed their First Amended Joint Chapter 11 Plan and their First Amended Disclosure Statement.  On March 19, 2010, the Court held a hearing on the First Amended Disclosure Statement.  The Debtors in the Lead Chapter 11 Case filed their Second Amended Disclosure Statement and Second Amended Joint Chapter 11 Plan on May 1, 2010, and then filed a modification to such plan on June 11, 2010. A hearing on the modified Second Amended Disclosure Statement has been scheduled for July 21, 2010.

    Pursuant to applicable provisions of the Bankruptcy Code, in order for a plan of reorganization to be confirmed, among other things, the Bankruptcy Court must first approve of the adequacy of the disclosure statement filed in connection with the proposed plan.  The MMPI Debtors in the Lead MMPI Case have filed their amended disclosure statement and are in the process of seeking the Bankruptcy Court's approval.  Once a disclosure statement is approved, the disclosure statement, plan of reorganization, and a ballot for accepting or rejecting the plan will be distributed to those classes of claims entitled to vote according to the Bankruptcy Code and the Bankruptcy Court's orders.  The ballots will be returned to the Debtors and the votes will be tabulated and submitted to the Bankruptcy Court prior to the hearing at which the Debtors will seek to confirm their plan, pursuant to various applicable provisions of the Bankruptcy Code.  All parties in interest will have an opportunity to be heard.

    Pursuant to Section 1121 of the Bankruptcy Code, the exclusive period to file a plan may not be extended beyond 18 months after the petition date and the exclusive period to solicit and obtain acceptances of a plan beyond 20 months after the petition date.  The deadline for the Debtors' exclusivity has been extended from time to time by the Bankruptcy Court.  In the Lead Chapter 11 Case, subject to further extensions granted by the Bankruptcy Court, the Debtors’ exclusive right to solicit and obtain acceptances of their plan expires on September 30, 2010, except with regard to the Creditors’ Committee, an equity committee, and two minority shareholders, which have been authorized to file a plan. In the cases of Flower Debtors, the Debtors' exclusive right to solicit and obtain acceptances of their plan expires on August 30, 2010.

Summary of Proposed Plans of Reorganization. The Plan for the MMPI Debtors generally provide for the payment in full of all creditor claims over time with interest. Generally our secured creditors for the MMPI Debtors will be paid interest over the term of the Plan and the principal balance will be paid either through the sale of the property securing the note, the refinance of the secured debt, or other satisfaction of the secured creditors’ claims. The Plan for the MMPI Debtors contemplate adding the accrued interest incurred before the effective date of the Plan to the principal balance of the secured debt unless we have agreed with the creditor to a different treatment.  The Plan also currently contemplates that a stockholder’s shares of our common stock will be treated in one of two different ways.  The stockholder may elect to receive $0.08 per outstanding share.  Alternatively, the stockholder may elect to receive a number of new shares of common stock in our reorganized, post-bankruptcy company equal to the number of shares of our existing common stock held by the stockholder.  The second option will require that the stockholder make a cash payment to us equal to $0.07 per new share, in addition to exchanging the stockholder’s old shares for the new shares.  The new shares will be subject to significant ownership limits and transfer restrictions in our organizational documents and will not be freely tradeable.  If as a results of the second treatment we would have 300 or more stockholders, we will effect a reverse stock split to eliminate stockholders so that we have fewer than 300. We can make no assurance that any plan of reorganization will be confirmed and made effective on any of the terms and conditions currently contemplated. Our operating partnership will be merged into MMPI and our operating partnership’s equity interests will be cancelled. Payment under the Plan by the MMPI Debtors will be funded from our operations, sale and refinance of certain of our assets, and from other sources.

    Liabilities Subject to Compromise. Differences between liabilities we have estimated and the claims filed, or to be filed, are being investigated and resolved in connection with the claims resolution process.  We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary.  Such adjustments may be material.  In light of the expected number of creditors, the claims resolution process may take considerable time to complete.  Accordingly, the ultimate number and amount of allowed claims is not presently known.

Settlement Agreements. On October 22, 2009 the Bankruptcy Court entered an order approving a settlement pursuant to which the parties agreed to amend a $3.4 million secured note. The principal balance did not change but the maturity date of the loan was extended to August 7, 2012 and the interest rate was reduced to a fixed rate of 2.5% per annum to maturity.  The order provided for, among other things, the payment of some past-due interest from unrestricted cash and authorized recurring interest only payments thereafter to be made from cash collateral.

    On January 5, 2010, the Bankruptcy Court entered an order approving a settlement, pursuant to which the parties agreed to amend a $2.9 million secured note. The settlement provided for a $55,000 principal reduction payment and $100,000 in approved fees. The maturity date of the loan was extended to January 26, 2013 and the interest rate was reduced to a fixed rate of 3.75% per annum to maturity.  The order provided for, among other things, the payment of past-due interest from unrestricted cash and authorized recurring interest only payments thereafter to be made from cash collateral.

    On March 30, 2010, the Bankruptcy Court entered an order approving a settlement with one of its lenders to amend three secured notes totaling $21.5 million. The principal balances did not change. The maturity dates of these loans were extended to January 1, 2013. The initial interest rate is 3.25%. The interest rates are based on the six month Treasury plus 3.0% per annum. Contingent interest also may be applicable and accrues at the greater of i) prime plus 1.0% less the pay rate or ii) 8.25% less the pay rate. Contingent interest is applicable and payable to the extent that there are excess proceeds upon the sale of the property or based on a calculation of excess proceeds that would be derived using the deemed fair market value of the property at the prepayment date or at loan maturity.

    Having obtained prior approval from the Bankruptcy Court, we sold on April 26, 2010 our 705 W. Ninth Street project for $110.0 million and paid off our $84.0 million 12.0% construction loan with its applicable accrued interest. When we entered into our purchase and sale agreement in February 2010, we also began to negotiate a settlement agreement with our construction lender. We agreed to pay the principal amount of the note and interest at the stated rate.  To the extent not recovered in the payoff amount, the lender waived any rights, which were disputed by us, to charge default interest or recover bankruptcy related costs that it had incurred.

    On June 8, 2010 the Bankruptcy Court entered an order approving a settlement pursuant to which the parties agreed to amend a $2.0 million secured note. The maturity date was extended to June 8, 2013 and the interest rate was fixed at 4% per annum with limited amortization. The settlement also provided for the payment of accrued interest and $35,000 in approved fees.

    On June 17, 2010, the Bankruptcy Court entered an order approving a settlement with one of the Company’s lenders to amend two secured notes totaling $58.7 million. The settlement provided for the payment of approximately $0.19 million in approved fees. Pursuant to the agreement, the maturity dates will be extended four years from the date the Bankruptcy Court will issue its order, which is generally a few days after a hearing.  Outstanding accrued interest from January 1, 2009 through the date of the Bankruptcy Court’s order totaling approximately $3.4 million will be added to the principal balance of the notes. The payment rate during the term of the notes is interest only and is due and payable monthly at 4.0% per annum. Interest rates during the term of the notes are 4.0% per annum during the first year, 4.5% per annum during the second year and 5.0% per annum for the third and fourth year. Interest that accrues in excess of the payment rate is deferred until the note is paid in full or upon the maturity date.

   On March 19, 2010, we filed a motion for approval of a settlement with the County of Los Angeles Tax Collector regarding the calculation and payment of the County’s secured tax claims.  An initial hearing on the motion was held on April 9, 2010, and continued to June 29, 2010.  We are continuing to negotiate with other lenders and parties in interest regarding the treatment of their claims under our proposed Chapter 11 plan.

    Once a settlement agreement is approved by the Bankruptcy Court, we reclassify the accrued interest and principal on the consolidated balance sheet from liabilities subject to compromise to accrued expenses and other liabilities and notes payable secured by real estate.

We are actively attempting to reach agreements with our lenders to extend the maturity dates on our notes and significantly reduce our interest rates. We have completed settlement agreements with six lenders and have obtained the necessary bankruptcy court approval with loans totaling approximately $172.4 million. On April 26, 2010 and in connection with the sale of 705 W. Ninth Street, we paid off our $84.0 million construction loan secured by this project. Excluding this loan, the weighted average pay rate on the loans approved by the Bankruptcy Court is approximately 3.8%.  Assuming the applicability of contingent interest, the weighted average interest rate would be 5.0%. In the Lead Chapter 11 Case, our proposed plan of reorganization, if confirmed and effective, would change the interest rates on our loan agreements from the weighted average default rate of approximately 9.2% asserted by lenders on some loans to 4.0%. It would also extend the maturity dates on these loans for a period of 5 or 7 years. There is no assurance that a plan containing these terms will be confirmed by the Bankruptcy Court, and the Debtors may amend their plans and propose different terms.

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

Business Overview

    We are a self-managed, full-service real estate company that develops, redevelops and owns commercial and residential properties located in downtown Los Angeles and other densely populated urban areas in California that are undergoing demographic or economic changes. As of December 31, 2009, we own 43 projects.

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

We commenced substantial operations upon completion of our IPO and sold to the public 40,000,000 shares of our common stock at $10.00 per share. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock at $10.00 per share. Including the shares issued in the over-allotment option, we raised approximately $425.7 million in proceeds in our IPO, after the underwriting discount but before expenses related to the IPO. Our company’s operations are predominantly carried on through, and its assets are owned through, Meruelo Maddux Properties, L.P., which we refer to as our operating partnership. As of December 31, 2009, we held a 99.6% interest in our operating partnership.  The 0.4% of non-controlling interests consists of 347,835 LTIP units that have achieved parity with common units in our operating partnership. We are also the sole general partner of our operating partnership.  We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).   As of December 31, 2009, we had 87,964,784 shares of common stock outstanding.

Additionally, we received a “going concern” opinion from our independent auditors with respect to our financials included in this report.  There may be substantial doubt about our ability to continue as a going concern because of recurring cash shortfalls and because of the difficulties to emerge successfully from bankruptcy.

As of December 31, 2009, we have 99.6% beneficial ownership interests in each of the entities (projects indicated in parentheses) as summarized below.

Rental Properties:

•	788 South Alameda, LLC (788 S. Alameda)

•	Merco Group — 3185 E. Washington Boulevard, LLC (Washington Cold Storage)

•	Alameda Produce Market, LLC (Alameda Square & Seventh Street Produce Market)

•	Meruelo Wall Street, LLC (Meruelo Wall Street)

•	Merco Group — 620 Gladys Avenue, LLC (620 Gladys Avenue)

•	Meruelo Maddux Properties — 1919 Vineburn Street, LLC (1919 Vineburn Avenue)

•	Merco Group — 1500 Griffith Avenue, LLC (1500 Griffith Avenue)

•	Santa Fe Commerce Center, Inc. (Crown Commerce Center)

•	905 8th Street, LLC (905 E. 8th Street)

•	Merco Group — 1211 E. Washington Boulevard, LLC (1211 E. Washington Blvd. & Washington at Central Retail)

•	Meruelo Maddux — 3rd & Omar Street, LLC (3rd & Omar Street)

•	Merco Group, LLC (Sky Arc—Development Project and Southern California Institute of Architects—Operating Project)

•	Santa Fe & Washington Market, Inc. (American Apartments)

•	Merco Group — 2001-2021 West Mission Boulevard, LLC (Pomona West)

•	Meruelo Farms, LLC (Center Village)

•	Meruelo Maddux Properties — 306-330 N. Avenue 21, LLC (2131 Humboldt Street)

•	Merco Group — 5707 S. Alameda, LLC (5707 S. Alameda)

•	Meruelo Maddux — 1000 E. Cesar Chavez, LLC (1000 E. Cesar Chavez)

•	Merco Group — Little J, LLC (TransAmerica Lofts – Operating Project and Southpark Towers – Development Project)

•	Meruelo Maddux — 420 Boyd Street, LLC (420 Boyd Street)

•	Meruelo Maddux — 230 W. Avenue 26, LLC (230 W. Ave. 26th)

•	2640 Washington Boulevard, LLC (Washington Produce Market)

•	Meruelo Maddux — 2415 E. Washington Blvd., LLC (Crown Commerce Center)

•	Merco Group — 2529 Santa Fe Avenue, LLC (Santa Fe Plaza)

•	Meruelo Maddux Properties — 2951 Lenwood Road, LLC (Barstow Produce Center)

•	Meruelo Maddux Properties — 760 S. Hill Street, LLC (The Union Lofts)

Real Estate Held for Development:

•	Meruelo Maddux Properties — 2131 Humboldt Street, LLC (2131 Humboldt Street)

•	Merco Group — Ceres Street Produce, LLC (Ceres Street Produce Market)

•	Merco Group — 1225 E. Washington Boulevard, LLC (Crown Commerce Center)

•	Merco Group — 4th Street Center, LLC (4th Street Center)

•	Merco Group — 425 West 11th Street, LLC (Desmond Building)

•	Merco Group — 1308 S. Orchard, LLC (Musica Latina Building)

•	Meruelo Maddux — Mission Boulevard, LLC (Pomona East)

•	Merco Group — 801 E. 7th Street, LLC (801 E. 7th Street)

•	Meruelo Maddux — 845 S. Flower Street, LLC (705 W. Ninth Street)

•	Meruelo Maddux — 915-949 S. Hill Street, LLC (Ullman Tower One)

•	Meruelo Maddux — 817-825 S. Hill Street, LLC (Ullman Tower Two)

•	Merco Group — Southpark, LLC (Southpark Towers, TransAmerica Lofts & Olive Street Towers)

•	Meruelo Maddux — 336 W. 11th Street, LLC (Southpark Towers)

•	Meruelo Chinatown, LLC (Meruelo Chinatown Village)

•	Meruelo Baldwin Park, LLC (Meruelo Baldwin Park)

•	Meruelo Maddux Properties — 1060 N. Vignes, LLC (Vignes Village)

•	Meruelo Maddux Properties — 1009 North Citrus Avenue, Covina, LLC (Citrus Gardens)

•	Meruelo Maddux Properties — 12385 San Fernando Road, LLC (San Fernando Court)

Other Entities:

•	Meruelo Maddux Construction, Inc.

•	Meruelo Maddux California Future Fund, LLC

•	MMP Ventures, LLC

•	Meruelo Maddux Properties, LP

•	Meruelo Maddux Management, LLC

•	Alameda North Parking, LLC

•	Funes Architecture, LLC

•	Santa Fe Commerce Center, Inc.

•	Merco Group — 146 E. Front Street, LLC (Covina Gardens)

•	1828 Oak Street, LLC (1828 Oak Street)

•	Meruelo Maddux — 555 Central Avenue, LLC (American Fish)

•	Meruelo Maddux — 5500 Flotilla Street, LLC (Camfield Retail Center)

•	Meruelo Maddux — 500 Mateo Street, LLC (500 Mateo Street)

•	Merco Group — 2035 Camfield Avenue, LLC (Camfield Retail Center)

•	Merco Group — 2040 Camfield Avenue, LLC (Gold’s Gym & Storage)

Significant Financing Transactions

    During the year ended December 31, 2008, we entered into an $84.0 million construction loan facility with an affiliate of Canyon Capital Realty Advisors LLC to provide for the completion of the construction of our class A, high-rise apartment project located at 705 W. Ninth Street. On January 28, 2009, we drew down the second tranche of $42.0 million, for a total principal balance of $84.0 million.

Revenue Base

    As of December 31, 2009 and 2008, we had 27 and 28 projects, respectively, that were classified as rental properties. We receive revenue primarily from rental income (including tenant reimbursements) from commercial and industrial properties, which is included as rental income in the financial statements of our company and our predecessor business. We also generate a small amount of management fee revenue by providing property management, leasing and development services to properties that are owned by affiliates. However, our business plan is distinctive in that we focus on urban infill development and on finding different, more profitable uses for existing urban properties. Such properties may have substantial vacancies or unstable occupancies or require major renovation for a new use. Because we are foremost a redeveloper and the large majority of our projects are not complete, we do not believe that the results of our current leasing operations are indicative of the inherent value of our existing portfolio.

Recent Developments

    On January 22, 2010, we filed Form 15 with the SEC in order to deregister from any future filings pursuant to the Securities Exchange Act of 1934.

    On March 30, 2010, the Bankruptcy Court entered an order approving a settlement with one of its lenders to amend three secured notes totaling $21.5 million. The principal balances did not change. The maturity dates of these loans were extended to January 1, 2013. The initial interest rate is 3.25%. The interest rates are based on the six month Treasury plus 3.0% per annum. Contingent interest also may be applicable and accrues at the greater of i) prime plus 1.0% less the pay rate or ii) 8.25% less the pay rate. Contingent interest is applicable and payable to the extent that there are excess proceeds upon the sale of the property or based on a calculation of excess proceeds that would be derived using the deemed fair market value of the property at the prepayment date or at loan maturity.

    During February 2010, we filed separate plans of reorganization for the MMPI Debtors and the Flower Debtors. As a result of the sale of our project at 705 W. Ninth Street and our settlement with Canpartners, we anticipate that the plan for the Flower Debtors, if we determine to pursue a plan, will be substantially modified. These Plans provide for the payment in full of all claims over time with interest. Our secured creditors will be paid interest over the term of the Plan and the principal balance will be paid either through the sale of the property securing the note, the refinance of the secured debt, or other satisfaction of the secured creditors’ claims. The Plans contemplate adding the accrued interest incurred before the effective date of the Plan to the principal balance of the secured debt. Payment under the Plan will be funded from our operations, sale and refinance of certain of our assets, and from other sources.

    Having obtained prior approval from the Bankruptcy Court, we sold on April 26, 2010 our 705 W. Ninth Street project for $110.0 million, paid off our $84.0 million 12.0% construction loan with its applicable accrued interest, and received approximately $18.3 million in net proceeds. As a result of this sale, we recorded an impairment loss on $18.1 million taken in the fourth quarter of 2009. When we entered into our purchase and sale agreement in February 2010, we also began to negotiate a settlement agreement with our construction lender. We agreed to pay the principal amount of the note and interest at the stated rate.  To the extent not recovered in the payoff amount, the lender waived any rights, which were disputed by us, to charge default interest or recover bankruptcy related costs that it had incurred. We have also set aside funds in escrow to cover for potential liabilities related to construction issues. We expect to receive additional proceeds of approximately $4.6 million once we settle with these vendors.

    On June 17, 2010, the Bankruptcy Court entered an order approving a settlement with one of the Company’s lenders to amend two secured notes totaling $58.7 million. The settlement provided for approximately $0.19 million in approved fees. The maturity dates will be extended four years from the date Bankruptcy Court issue its order, which is generally a few days after the hearing.  Outstanding accrued interest from January 1, 2009 through the date of the Bankruptcy Court’s order totaling approximately $3.4 million will be added to the principal balance of the notes. The payment rate during the term of the notes is interest only and is due and payable monthly at 4.0% per annum. Interest rates during the term of the notes are 4.0% per annum during the first year, 4.5% per annum during the second year and 5.0% per annum for the third and fourth year. Interest that accrues in excess of the payment rate is deferred until the note is paid in full or upon the maturity date.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations of our company and our predecessor are based upon the consolidated and combined financial statements, and schedules which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Actual amounts may differ from those estimates and assumptions. We have provided a summary of our significant accounting policies in Note 4 to the consolidated and combined financial statements included elsewhere in this report. We have summarized below those accounting policies that require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of that date.

Real Estate Held for Development

Real estate held for development includes land and buildings (at cost) we intend to or have begun developing.   We start to capitalize costs to real estate held for development as we take steps required to prepare the property for its intended use. Project costs associated with the development and construction of a real estate project, including land, entitlement and building improvement costs, are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with the development are also capitalized in the period in which they are incurred. We reduce these capitalized costs for incidental revenue generated from tenant leases, parking income and movie shoots.  If we suspend development activities which we had previously commenced, we cease capitalizing costs.  We will continue to expense these costs until we renew our development activities.  Once the real estate project is completed and the project is ready for its intended use, the costs capitalized to construction in progress and the land and building costs associated with the completed project are transferred to rental properties on the consolidated balance sheet as the historical cost of the project.

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

The acquisition of real estate properties is accounted for whereby the value of real estate acquired is allocated between land, buildings and improvements, acquired leasing commissions and tenant coordination costs, and to acquired above- and below-market leases and tenant relationships. The fair value of tangible assets is determined on an “as-if-vacant” basis based upon comparable sales and other relevant information obtained in connection with the acquisition of the property. The estimated fair value of acquired in-place at-market leases are the costs we would have incurred to lease property to the occupancy level of the property at the date of acquisition. Such estimate includes the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to eight to nine months. These allocations have a direct impact on our results of operations as allocations between land, buildings and improvements because, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to allocating the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases.

Revenue Recognition

    All leases are classified as operating leases and minimum rents are recognized on lease terms exceeding one year on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in accounts receivable in the consolidated balance sheets. Recoveries from tenants for common area maintenance expenses, real estate property taxes and other recoverable operating expenses are recognized as revenue in the period the associated costs are incurred.

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

Impairment of Long-Lived Assets

We record impairment losses when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets to be held and used are less than their related carrying amounts. The amount recorded as an impairment loss is measured as the difference between the carrying value of the asset and its related discounted cash flows. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. Management assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As such, we recognized impairments on purchase deposits and capitalized costs related to these projects.  As a result, we recognized $112.0 and $36.8 million of impairment loss on development and rental real estate during the year ending December 31, 2009, respectively.  During the year ending December 31, 2008, we recognized $142.3 million of impairment loss on development and rental real estate.  No impairment was recognized during the year ended December 31, 2007.

Factors That May Influence Future Results of Operations

The following is a summary of the more significant factors we believe may affect our results of operations. For a more detailed discussion, see the information under the caption “Risk Factors” elsewhere in this report.

We filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

As more fully described in Note 1 to the consolidated financial statements of this report, the MMPI Debtors filed voluntary petitions to reorganize under Chapter 11 on March 26 and 27, 2009. On September 3, 2009, the Flower Debtors filed Chapter 11 petitions.  During our Chapter 11 cases, we plan to continue to operate our business and manage our properties as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11.  Our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy, including, but not limited to, the following:

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

•	We may not be able to obtain court approval or such approval may be delayed with respect to motions made in the reorganization cases.

•	We may be unable to retain and motivate key executives and associates through the process of reorganization, and we may have difficulty attracting new employees.

•	We may be unable to maintain or obtain sufficient financing sources to fund the reorganization plan and meet future obligations.

•	The value of our common stock could be reduced to zero as result of the bankruptcy filing.

The ultimate impact that events that occur during these bankruptcy proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified.

Development and Redevelopment Activities

While we have suspended much of our development activities, we believe that our development and redevelopment activities present growth opportunities for us over the next several years. We continually evaluate the size, timing and scope of our development and redevelopment initiatives and, as necessary, sales activity to reflect the economic conditions and the real estate fundamentals that exist. However, development and redevelopment of our projects is highly speculative and subject to timing, budgeting and other risks, including cyclical over-building or over-investing within certain real estate submarkets and changing political situations that may interfere with our proposed uses of projects. In particular, we are subject to increases in the costs of materials (especially in the price of steel, lumber, dry wall, copper and concrete, which are significant components of construction costs) caused by changing market conditions, including increased global demand. We are also affected by changes in laws and regulations (including the land use entitlement processes), particularly in the City of Los Angeles, fiscal policies and zoning ordinances and the related costs of compliance with laws, their regulations and policies.  Increases in interest rates will increase our borrowing costs and our overall development or redevelopment costs for a project. In addition, customers may be unwilling or unable to purchase our for-sale residential units at times when mortgage-financing costs are high or as borrower credit quality declines.  Finally, changes in availability of capital will affect our ability to develop our projects, including timing and the type and extent of development. The occurrence of one or more of these events could adversely affect our financial condition, results of operations and cash flows.

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

The amount of rental income is also significantly impacted by our ability to attract and retain large tenants in our properties.  Our top 10 tenants comprise 42.5% of our annualized base rental revenues as of December 31, 2009.  In addition, our largest tenant is American Apparel, who leases 788,273 square feet of industrial space as of December 31, 2009. This lease represents 14.8% of our annualized base rental revenue for the year ended December 31, 2009. No other tenant comprises more than 10.0% of our portfolio’s total rentable square feet or annualized base rental revenues.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets as well as the desirability of our individual properties. As of December 31, 2009, approximately 2.2 million square feet, or 51.0% of the square footage held for lease, of our portfolio of wholly-owned rental and development projects was available for lease. To allow for flexibility in our redevelopment strategy, we generally seek to execute month-to-month leases with tenants in our properties that have not yet been developed to what we consider to be their highest and best use. As of December 31, 2009, month-to-month leases represent approximately 52.1% of the annualized base rent of our projects. The following table sets forth a summary schedule of lease expirations for leases in place at our owned projects as of December 31, 2009:

Year of Lease Termination	Number of Leases Expiring	Square Footage of Expiring Lease	Percentage of Total Rentable Square Feet(1)	Annualized Base Rent of Expiring Leases(2)	Percentage of Portfolio Annualized Base Rent (%)
Month to Month	259	594,923	13.9%	$11,590,505	52.1%
2010	53	358,129	8.4%	4,129,971	18.6%
2011	6	121,835	2.9%	873,840	3.9%
2012	3	161,039	3.8%	973,001	4.4%
2013	2	63,702	1.5%	1,312,800	5.9%
2014	2	790,664	18.5%	3,358,046	15.1%
Total/Weighted Average	325	2,090,292	49.0%	$22,238,163	100%

(1) There are current lease terminations for the years ending December 31, 2013 through December 31, 2014

(2) Based on total square footage of 4,279,363 which is the square footage of space leased or available or offered for lease and excludes substantial portions of square footage in the projects that is not available or offered for lease because of redevelopment or repositioning activities.

(3) Based on annualized base rent paid or payable as of December 31, 2007. Because annualized base rent is not derived from historical results that were accounted for in accordance with accounting principles generally accepted in the United States, historical results differ from the annualized amounts.

Results of Operations

Executive Summary

For the year ended December 31, 2009, we recorded a net loss of $196.5 million. Because of our Chapter 11 proceedings and the uncertainty to finance, develop and operate our real estate properties, we have stated our real estate projects at the lower of cost or fair value. During 2009, we reduced our net book value by $154.5 million for a non-cash impairment charge. We adjusted, on an “as-is” basis and without consideration to what additional value may be achieved through our development activity, the net book values to fair values for all of our properties. In accordance with general accepted accounting principles (GAAP), no upward adjustments were made if fair valuations exceeded net book values.

The filing of the Chapter 11 petitions may have given rise to claims by lenders of defaults under our debt instruments and agreements. As a result, our debt obligations may have become immediately payable. Accordingly, we began accruing interest in these financial statements at the default interest rate from March 27, 2009 for all loans, unless we have the bankruptcy court approval of certain loan modification agreements that we have negotiated with our lenders. We have recorded in these financial statements default interest expense and default capitalized interest of $10.1 million and 4.0 million respectively.

In addition, effective January 1, 2009, we suspended development activities, other than our construction project at 705 W. Ninth Street, due to the difficult market conditions and the need to preserve cash. As a result of the suspension of development, we ceased capitalization of certain incidental revenues and carrying costs such as interest expense, real estate taxes and insurance.  As of January 1, 2009, these incidental revenues and expenses associated with carrying costs were reflected on the income statement.  The assets are still classified as real estate held for development even though these costs are no longer being capitalized.  The increases in the rental and interest expenses in 2009 over the previous year were due in large part to this change in accounting methodology.

In spite of a difficult market conditions in 2009, we managed to increase total annualized rents at December 31, 2009 over total annualized rents at December 31, 2008.  We had a significant rental increase at the Alameda Square project. This increase was partially offset by rental income decreases at Meruelo Wall Street and Santa Fe Commerce Center. Rental income for the year ended December 31, 2009 totaled $23.3 million.

As a result of our bankruptcy filings, we have implemented strategies to preserve cash. We have stopped making most of our interest payments, which has increased our interest payable over the prior year by approximately $20.0 million. Under our amended plan of reorganization, if confirmed and effective, we expect to significantly reduce our interest costs. Currently we are accruing at the default rate claimed by our lenders (even if we dispute whether default interest applies or the amount of default interest), which amounts to approximately $38.5 million in annual interest costs. Under the amended plan we expect to reduce this amount to approximately $11.9 million.

Balance Sheet Discussion

    During 2009, we obtained the second tranche of $42.0 million of our $84.0 million construction loan for our 705 W. Ninth Street project.  The funding of this construction loan and the deferral of interest and property taxes were the primary reasons for the increases in our total liabilities. As a result of our bankruptcy filings, we have reclassified most of our notes payable secured by real estate and all prepetition accounts payables and accrued liabilities as liabilities subject to compromise. During 2009, rental properties decreased by $41.5 million primarily from asset impairment. Real estate held for development decreased by $67.0 million primarily from asset impairments and property sales partially offset by continuing development expenditures at 705 W. Ninth Street.

Overview of year-over-year comparisons

Our 2009-over-2008 comparisons are dramatically affected by our bankruptcy filings and steps we took to preserve cash. As of March 27, 2009, we began accruing interest at the default rate, which increased the weighted average interest rate to 9.2% from 7.1%. As of January 1, 2009, we suspended all development projects other than our 705 W. Ninth Street project. As a result, we stopped capitalizing our costs on these projects as of this date and began expensing our carrying costs and any incidental development costs. This increased our revenue, operating expenses, general and administrative expenses and our interest expenses. In 2009 and 2008, we had significant asset impairments which continued to reduce the asset valued upon which depreciation expense is based. In 2009, we recorded a small gain on sale of real estate, and we recorded a significant gain on sale of real estate in 2008. In 2008, primarily as a result of asset impairments, we eliminated the benefit for income taxes resulting from our step-up of basis from purchase accounting. In 2008, we booked an equalization event on our LTIP units which resulted in the recording of non-controlling interests. In 2009, as a result of continued losses, the non-controlling interests were reduced to zero.

 Year-over-year comparisons are challenging given the non-recurring nature of the use of our 2007 IPO proceeds for the acquisition of a majority of our projects and the one-time pay down of a substantial amount of debt.  In addition, during 2008 we completed and placed several development projects into service which has affected the comparability of rental income as well as rental expenses between the applicable periods. We also suspended development on 13 projects as of October 1, 2008. We stopped capitalizing costs on these projects as of this date and began expensing these costs. In 2008, we had asset impairments, gains on sale of real estate, benefit for income taxes and minority interests. In 2007, there were no corresponding impairments on real estate assets, gains on sale of assets, benefit for income taxes or non-controlling interests.

The IPO significantly affected our results for 2007 (which included one month of our predecessor’s operations) as compared to 2008. On and after January 30, 2007, we used IPO proceeds to pay down existing mortgage debt and to pay off the CalPERS mezzanine loan facility incurred by our predecessor business. This has substantially reduced interest expense since this date as the prior period reflects a full month of interest on a substantially higher level of debt. We also used IPO proceeds to acquire eight properties, three of which are identified in this report as rental properties, and acquired four parcels attached to existing rental properties and placed them in service upon purchase.  These acquisitions resulted in increases in depreciation and amortization expense during 2008.  In addition, we had IPO proceeds invested in a money market account in 2007, but those proceeds have been used for various acquisitions and debt repayment; thus resulting in less interest income in 2008.

 In addition, we experienced several significant changes in our accounting as a result of our IPO that affect the comparability of our results. These changes include certain purchase accounting adjustments, for the fair value of real estate, which affect depreciation and amortization expense.

Acquisition and development activities

    The comparability of our results of operations is significantly affected by our development and acquisition activities in 2009 and 2008.  At December 31, 2009, we owned interests in 27 rental projects and 16 projects held as real estate for development.  At December 31, 2008, we owned interests in 28 rental projects and 19 projects held as real estate for development. Our rental project count dropped by one due to the sale of our 500 Mateo project.  Our development project count change is due to the sale of two projects: Camfield Retail Center and 146 Front Street and our strategic business decision not to pursue the project acquisition of American Fish. The results of our rental projects at 500 Mateo, 2000 San Fernando Road, Overland Terminal and 1800 E. Washington Blvd. for all periods presented are shown in discontinued operations. In addition, because we recently began expensing our development costs at Camfield Retail Center and 146 Front Street, we have likewise presented these projects in discontinued operations during the time expensing was in effect.

    Between January 1, 2007 and December 31, 2009, we acquired or placed in service the following nine rental projects.

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

    In addition, between January 1, 2007 and December 31, 2009, we acquired or placed in service additional parcels attached to the following current rental projects.

Projects	Date of Addition	Additional Square Footage

Crown Commerce Center	January 26, 2007	18,500
905 E 8th Street	March 23, 2007	3,597
Center Village	March 27, 2007	66,135
620 Gladys Avenue	April 13, 2007	49,959
Total		138,191

    In addition, between January 1, 2007 and December 31, 2009, we sold the following rental and development projects ($ in thousands).

Projects	Date of Sale	Sales Price (1)
Rental Projects:
2000 San Fernando Road (2)	August 15, 2008	35,000
1800 E. Washington Road	September 12, 2008	14,200
Overland Terminal	November 14, 2008	19,702
500 Mateo Street	April 30, 2009	1,900
Total Rental Projects		$70,802

Development Projects:
9901 Alameda	March 31, 2008	31,200
801 E. 7th Street	November 21, 2008	9,500
816 Stanford (3)	November 7, 2008	1,000
146 E. Front Street	July 13, 2009	1,114
Camfield Retail Center (4)	September 18, 2009	5,000
Total Development Projects		$47,814
Total Projects Sold		$118,616
_______________________________________
(1) Comprises of 5500 Flotilla Street and 2040 Camfield Avenue, sold at $210,000 and $4,790,000, respectively.

Comparison of the year ended December 31, 2009 to year ended December 31, 2008

The following table reflects our consolidated statements of operations for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Increase (Decrease)
Revenue:
Rental income	$23,311	$22,709	$602	2.7%
Management fees	41	285	(244)	-85.6%
Interest income	367	839	(472)	-56.3%
Other income	538	351	187	53.3%
Total Revenues	24,257	24,184	73	0.3%
Expenses:
Rental expenses	15,375	15,291	84	0.5%
Interest expense	23,736	11,445	12,291	107.4%
Depreciation and amortization	6,197	7,091	(894)	-12.6%
Impairment loss on assets	148,275	142,295	5,980	4.2%
General and administrative	13,093	9,524	3,569	37.5%
Total Expenses	206,676	185,646	21,030	11.3%

Loss from continuing operations before income taxes, reorganization items	(182,419)	(161,462)	(20,957)	-13.0%
Benefit from income taxes	-	51,933	(51,933)	100.0%
Reorganization items	(3,987)	-	(3,987)	100.0%
Loss from continuing operations	(186,406)	(109,529)	(72,890)	-66.5%

(Loss) income from discontinued operations	(613)	163	(776)	-476.1%
Gain on sale of real estate	830	14,189	(13,359)	-94.2%
Income (loss) from discontinued operations	217	14,352	(14,135)	98.5%
Net loss	$(186,189)	$(95,177)	$(87,025)	-91.4%
Less: net income (loss) attributable to non-controlling interests	(440)	843	(1,283)	152.2%
Net loss attributable to common stockholders	$(185,749)	$(96,020)	$(88,308)	-92.0%

    Rental income. Rental income increased by $0.6 million, or 2.7%, to $23.3 million for the year ended December 31, 2009 compared to $22.7 million for the year ended December 31, 2008.  The increase is primarily attributable to our suspension of all development projects other than 705 W. Ninth Street, which caused the rental income (mainly parking revenue) of approximately $1.6 million to be reflected as rental income and not capitalized as in the prior year. This increase was largely offset from a decrease in revenue from our cold storage facilities.

Management fees. Management fees, which primarily consists of fees earned for management services provided to properties owned by the mother of Richard Meruelo, decreased by $0.24 million, or 85.6% to $0.04 million for the year ended December 31, 2009 compared to $0.28 million for the year ended December 31, 2008.  The decrease is due to a reduction in the number of properties we manage for others.

Interest income. Interest income decreased by $0.47 million, or 56.3%, to $0.37 million for the year ended December 31, 2009 compared to $0.84 million for the year ended December 31, 2008.  The decrease is primarily due to interest income received from an affiliate note receivable during the year ended December 31, 2008, which was paid off in the prior year.  The decrease is partially offset by interest income earned on our restricted cash reserve that was set aside for our 705 W. Ninth Street construction loan.

Other income. Other income, which primarily consists of leasing space to businesses in the entertainment industry for filming, increased by $0.19 million, or 53.3% to $0.54 million for the year ended December 31, 2009 compared to $0.35 million for the year ended December 31, 2008.  As of January 1, 2009, we suspended all of our development projects other than 705 W. Ninth Street. Accordingly, filming revenue from suspended development projects flowed to the income statement during 2009 while in 2008 all filming revenue from development projects offset other capitalized costs.

Rental expenses. Rental expenses increased by $0.1 million, or 0.6%, to $15.4 million for the year ended December 31, 2009 compared to $15.3 million for the year ended December 31, 2008.  The increase is attributable to rental properties placed in service during 2008 that had limited or no operations during the year ended December 31, 2008.  In addition, as of January 1, 2009, we suspended all our development projects other than 705 W. Ninth Street which increased rental expenses by approximately $2.8 million.  The increases were offset from a decrease in expenses from our cold storage facilities.

Interest expense. Interest expense increased by $17.7 million or 154.5% to $29.1 million for the year ended December 31, 2009 compared to $11.4 million for the year ended December 31, 2008.  The increase is primarily due to our suspension of all development projects other than 705 W. Ninth Street as mentioned above and accruing interest at the default rate beginning on the date of the Chapter 11 filings.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.9 million, or 12.6%, to $6.2 million for the year ended December 31, 2009 compared to $7.1 million for the year ended December 31, 2008.  This decrease is primarily due to the impairment losses on real estate assets recognized during the past year.  The losses decreased our asset values upon which depreciation is calculated.

General and administrative expenses.  General and administrative expenses increased by $3.6 million, or 37.5%, to $13.1 million for the year ended December 31, 2009 compared to $9.5million for the year ended December 31, 2008.  The increase is primarily due to the expensing of development costs in 2009 while in the prior period of 2008 we had been capitalizing these costs.

Impairment loss on real estate assets. Impairment loss on real estate assets increased by $6.0 million for the year ended December 31, 2009 to $148.3 million compared to $142.3 million for the year ended December 31, 2008. This increase is largely attributable to the uncertainty with respect to our holding periods because of our Chapter 11 proceedings. Accordingly, we adjusted on an “as-is” basis, and without consideration to what additional value may be achieved through our development activity, the net book values to fair values for all of our properties. During the year ended December 31, 2009, we recognized $111.9 million and $36.4 million of impairment loss related to our development and rental projects, respectively.

Gain on sale of real estate.  Gain on sale of real estate decreased by $13.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, due to the sale of 9901 Alameda, 2000 San Fernando Road and 1800 E. Washington during the year ended December 31, 2008. We recorded a gain of $14.2 million on the sale of these projects during 2008, partially offset by a gain of $0.8 million at Camfield Retail Center during 2009.

Non-controlling interests. Non-controlling interests decreased by $1.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, due to the equalization event that occurred in March 2008.  In accordance with the terms of our partnership agreement, all then outstanding LTIP units achieved parity with the common units in our operating partnership and a $1.4 million special allocation of the profits was recognized.  During 2009, non-controlling interests on the balance sheet were reduced to zero as partnership losses, primarily from impairments, were allocated to the non-controlling interest holders. There were no equalization events that happened during the comparable period in 2009.

Benefit for income taxes. Benefit for income taxes decreased by $51.9 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.  In connection with the IPO formation transactions, we accounted for our certain projects that we acquired in the formation transactions and that had a non-controlling interest as a purchase.  Accordingly, we, concurrently with the consummation of the IPO, increased the asset value of the non-controlling interest to fair market value and recorded the associated deferred tax liability. During 2008, we recorded a benefit for income taxes to reduce the deferred tax liability reflected on our balance sheet that would not be used as a result of impairment. As of January 1, 2009 we did not reflect any deferred tax liabilities on our balance sheet. As such, there was no corresponding benefit for income taxes from the impairment losses generated during 2009.  Due to the uncertainty surrounding the Company’s ability to generate sufficient future taxable income to realize its deferred tax assets, a valuation allowance has been recorded against this asset.

Reorganization items.  We filed for Chapter 11 protection on March 27, 2009 and September 3, 2009 and have incurred $4.0 million in professional fees during 2009. We did not incur any costs in the same period of 2008.

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

Management fees.  Management fees, which consist of fees earned for management of properties outside of the company and management fees from the mother of Richard Meruelo, remained flat during the year ended December 31, 2008 compared to the year ended December 31, 2007.

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

Non-controlling interests.  Non-controlling interests decreased by $0.8 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, due to the equalization event that occurred in March 2008.  In accordance with the terms of our partnership agreement, all then outstanding LTIP units achieved parity with the common units in our operating partnership and a $1.4 million special allocation of the profits was recognized.  In addition, $0.6 million of the net loss was allocated to the LTIP unit holders.  There were no corresponding equalization events during the comparable period in 2007.

Benefit for income taxes.  Benefit for income taxes increased by $51.9 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, due to the recognition of a $9.6 million deferred tax expense due to the various gain on sales of projects throughout the year.  In addition, we reversed the $41.1 million deferred tax liability that was reflected on our balance sheet that would not be used as a result of the $142.3 million impairment losses recognized on our projects throughout the year.  In connection with the IPO formation transactions, we accounted for these projects as a purchase. There was no corresponding benefit for income taxes during the comparable period in 2007.

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

Liquidity and Capital Resources

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by our Chapter 11 proceedings. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court and perhaps other approvals for various matters and uncertainty as to relationships with lenders, vendors, suppliers, tenants and others with whom we may conduct or seek to conduct business.

The filing of the Chapter 11 petitions may have given rise to claims by lenders of defaults under our debt instruments and agreements. As a result, our debt obligations may have become immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings.

The following table sets forth certain information with respect to our outstanding indebtedness as of December 31, 2009 (in thousands):

	Principal Balance	Weighted Average Interest Rate	Current Principal Due
Fixed rate mortgage debt	$150,909	8.41%	$84,000
Variable rate mortgage debt	21,454	3.25%	-
Total fixed and variable rate mortgage debt	172,363	7.77%	84,000
Fixed mortgage debt subject to compromise (1)	26,712	10.72%	26,712
Variable mortgage debt subject to compromise (1)	168,475	10.43%	168,475
Total fixed and variable rate mortgage debt subject to compromise	195,187	10.47%	195,187
Total consolidated debt	$367,550	9.21%	$279,187

(1) The filing of the Chapter 11 petitions may have given rise to claims by lenders of defaults under our debt instruments and agreements. As a result, our debt obligations may have become immediately payable and default may be applicable. Accordingly, we are recording interest at the default rate for all mortgage debt subject to compromise.

    As of December 31, 2009, we had $367.6 million in notes payable secured by real estate. We classified on our consolidated balance sheet approximately $195.2 million of our notes payable secured by real estate as liabilities subject to compromise and the remaining $172.4 million as notes payable secured by real estate. In our proposed Plan we intend to pay the full amount of these secured claims with interest.  As of December 31, 2009 and December 31, 2008, the total balance of our notes payable secured by real estate was $367.6 million and $328.2 million, respectively.

We are actively attempting to reach agreements with our lenders to extend the maturity dates on our notes and significantly reduce our interest rates. We have completed settlement agreements with six lenders and have obtained the necessary bankruptcy court approval with loans totaling approximately $172.4 million. On April 26, 2010 and in connection with the sale of 705 W. Ninth Street, we paid off our $84.0 million construction loan secured by this project. Excluding this loan, the weighted average pay rate on the loans approved by the Bankruptcy Court is approximately 3.8%.  Assuming the applicability of contingent interest, the weighted average interest rate would be 5.0%. In the Lead Chapter 11 Case, our proposed plan of reorganization, if confirmed and effective, would change the interest rates on our loan agreements from the weighted average default rate of approximately 9.2% asserted by lenders on some loans to 4.0%. It would also extend the maturity dates on these loans for a period of 5 or 7 years. There is no assurance that a plan containing these terms will be confirmed by the Bankruptcy Court, and the Debtors may amend their plans and propose different terms.

As of December 31, 2009, using our total liabilities and our total assets from our consolidated balance sheet, our debt-to-total assets ratio is 74.4%.   Because we are recording interest at the default rate, our weighted average interest rate increased from 7.14% as of December 31, 2008 to 9.2% as of December 31, 2009.

As of December 31, 2009, we had cash and cash equivalents of approximately $9.2 million. As of June 18, 2010 we have increased our cash balance to approximately $26.0 million, primarily from proceed we received from the sale of 705 W. Ninth Street on April 26, 2010. Because of our bankruptcy filings during 2009, we sustained our operation by deferring our recurring liabilities (primarily interest and property taxes) and generating net proceeds of approximately $8.0 million from the sale of properties. Since we have stopped making interest and principal payments on mortgage debt subject to compromise, we currently use approximately $0.6 million a month of cash to sustain our operation while in bankruptcy.

We are a development company and experience significant, recurring cash shortfalls.  Before filing our Chapter 11 petitions, we needed to generate approximately $28.0 million in cash annually to cover such shortfalls from (i) operating activities, (ii) recurring investment activities such as carrying costs for interest payments, real estate taxes and other unfunded development expenditures and (iii) capital expenditures on existing rental properties.

On a forward-looking basis, our current recurring annual cash shortfall, assuming we pay our obligations as incurred, has increased from $28.0 million to $38.7 million or $10.7 million for the following reasons:

•
We have classified approximately $195.2million of notes payable secured by real estate as liabilities subject to compromise on our consolidated balance sheet. For accounting purposes, we are accruing and deferring interest on these notes at the default rate claimed by lenders, even though we may dispute whether default interest may be charged and/or the amount of default interest. Recording default interest has increased our annual interest obligation by approximately $7.9 million.

•	While in bankruptcy, we are incurring bankruptcy related costs of approximately $5.3 million annually.

•	These increases are partially offset by operational improvements of approximately $2.5 million annually.

    Given these recurring shortfalls, it is important to reduce these recurring charges and quickly obtain Bankruptcy Court approval of our proposed plan of reorganization. As presently proposed, our Plan would add the deferred interest incurred before the effective date of the Plan to the applicable note balance, would reduce the interest rates on our loan agreements from the default rate of approximately 9.2% asserted by lenders on some loans to 4.0%, would require interest-only payments on a monthly basis, would also extend the maturity dates on these loans to period of 5 or 7 years after the effective date of the Plan. If confirmed, the Plan would reduce the initial recurring cash flow shortage to approximately $20.2 million annually (including by substantially reducing bankruptcy-related costs) and would allow us the time and means to improve operations. We believe we can make up for this shortfall by raising new capital at the effective date of the Plan, and further by selling or refinancing certain properties, by improving our operating performance and by implementing profitable development strategies. There are no assurances as to whether a plan containing these proposed terms will be confirmed or as to whether alternative plans may be proposed by the Debtors or others. Also, we may from time to time enter into settlements with lenders that provide for different terms than those proposed in the Plan, and our Plan would be modified to conform to the terms of those settlements.

    We commenced the Chapter 11 proceedings because we were not assured that we would have sufficient capital to satisfy our liquidity needs over a year and because there was substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:

•	our ability to generate and maintain adequate cash;

•	the cost, duration and outcome of the reorganization process in the Chapter 11 proceedings; and
•	our ability to retain key employees.

    These challenges are in addition to those operational and competitive challenges that we face in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, we are not assured that such efforts will be successful.

Contractual Obligations

The following table provides information with respect to our contractual obligations at December 31, 2009, including the maturities (not including extensions), scheduled principal and interest payments of our secured debt, schedule of secured debt subject to compromise and provides information about the minimum commitments due in connection with our construction costs and purchase obligations.

	Payments due by period
	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years	Total
Contractual Obligations at December 31, 2009
Notes payable secured by real estate	$279,187	$29,699	$58,664	$-	$367,550
Interest payments on notes payable	6,677	9,505	1,041	-	17,223
Construction obligations (2)	7,000	-	-	-	7,000
Total Contractual Obligations	$292,864	$39,204	$59,705.00	$-	$391,773

(1) These amounts include all payments due in calendar 2010.
(2) Based upon executed contracts with general contractors as of December 31, 2009.  We have a construction loan in place to cover these costs.

Off-Balance Sheet Arrangements

At December 31, 2009, we did not have any guarantee contracts, retained or contingent interests in transferred assets, obligations under derivative instruments, obligations arising out of variable interests in unconsolidated entities, or other off-balance sheet arrangements.

Cash Flows

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Cash and cash equivalents were $9.2 million as of December 31, 2009 and $4.5 million as of December 31, 2008.

Net cash provided by operating activities increased by $11.4 million to $3.2 million for the year ended December 31, 2009 compared to $8.2 million of net cash used in operating activities for the year ended December 31, 2008.  The increase during 2009 is attributable to our bankruptcy filings, which has allowed us to defer the payments of our prepetition liabilities and post petition interest. This increase is partially offset by the net increase in expenses attributable to suspending as of January 1, 2009, all of our development projects, other than our 705 W. Ninth Street project.

Net cash used in investing activities increased by $12.3 million to $38.5 million for the year ended December 31, 2009 compared to $26.2 million for the year ended December 31, 2008.  The increase was caused by a reduction in proceeds from sale of real estate of $102.3 million during 2009 over 2008.  During the year ended December 31, 2008, we  sold various  projects including 2000 San Fernando Road (Fed Ex), 9901 Alameda, Overland Terminal and 1800 E. Washington, which increased our cash flow by $110.6 million. During 2009, we generated $8.3 million in proceeds from sale of assets.  This increase is largely offset due to three factors. First, a decrease of $39.2 million is due to acquiring properties during 2008 and not acquiring any property during 2009. Second, a decrease of $26.2 million is due to a reduction in our restricted cash balance at our 705 W. Ninth Street construction project.  Third, a decrease of $24.6 million results from a reduction in our expenditures for improvements to real estate during 2009, because we capitalized carrying cost during 2008 and expensed these costs during 2009.

Net cash provided by financing activities increased by $4.2 million to $40.0 million for the year ended December 31, 2009, compared to $35.8 million for year ended December 31, 2008.  Because of our bankruptcy filings, most of our financing activities ceased. Before our bankruptcy filings, we obtained the second tranche of $42.0 million on our construction loan at our 705 W. Ninth Street project. No other significant activity occurred during 2009. During 2008 we received a significant amount of proceeds, partially offset by a significant amount of principal payments.

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

Net cash used in investing activities decreased by $194.0 million to $26.2 million for the year ended December 31, 2008 compared to $220.2 million for the year ended December 31, 2007.  With the net proceeds received from our IPO during the year ended December 31, 2007, we repaid $32.6 million in deferred interest on the CalPERS credit facility and acquired additional real estate for $103.5 million.  During the year ended December 31, 2008, we had no CalPERS credit facility obligations and acquired less real estate than in the previous year.  In fact, the two projects we acquired (9901 Alameda and Overland Terminal) were subsequently sold immediately, generating $6.8 million and $2.8 million of net proceeds, respectively.  In addition, we also sold our projects at 2000 San Fernando Road, 1800 E. Washington Blvd., 801 E 7th Street, and a building at 816 Stanford for a total of $59.7 million.  There were no sales in the prior period.  The sales are offset by increased restricted cash balances required by our new loans, primarily our construction loan for our 705 W Ninth Street project.

Net cash provided by financing activities decreased by $192.0 million to $35.9 million for the year ended December 31, 2008, compared to $227.9 million for the year ended December 31, 2007.  The decrease is primarily attributable to the $455.5 million of proceeds received from our IPO in the prior year partially offset by the prior year repayment of the $150.0 million CalPERS credit facility and offering costs and expenses related to our IPO of $36.2 million.  In addition, we received $14.2 million from the repayment of the affiliate notes receivable due to the Taylor Yards litigation settlement during the year ended December 31, 2008 with no comparable activity in the prior period.

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

Total portfolio
Prices of residential units and sales and commercial rental activities in the Los Angeles market impact our profitability because we conduct substantially all of our business in this market. These prices or rents could decline from time to time for market-specific reasons, including adverse economic conditions due to, among other things, the failure or decline of key industries and employers affecting the local, regional or national economies. If the prices of residential units or sales or commercial rental activity decline in the key market in which we operate, our business, results of operations and financial condition would be materially adversely affected.

Recent Accounting Pronouncements
In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. The revised guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this guidance on January 1, 2009 did not have a material impact on our consolidated financial position or results of operations.

    In December 2007, the FASB issued authoritative guidance that establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The adoption of this guidance on January 1, 2009 did not have a material impact on our consolidated financial position or results of operations

Pronouncement Affecting Life of Intangible Assets

On January 1, 2009, we adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

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

      In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for or related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 15, 2010. We do not believe the adoption of this guidance will have a material impact to our consolidated financial statements

Pronouncement Resulting in Modified Disclosures in the Financial Statements

      In May 2009, the FASB established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which subsequent events have been evaluated and whether this date represents the date the financial statements were issued or were available to be issued.  We adopted this guidance during the quarter ended June 30, 2009, which resulted in additional disclosure but did not have a material impact on our financial position or results of operations.

During the third quarter of 2009, we adopted the new Accounting Standards Codification (“ASC”) as issued by the FASB. The ASC has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Subject to the outcome of our Bankruptcy Cases, we are exposed to market risks related to fluctuations in interest rates on mortgage loans and other forms of debt financing. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows.

    In some instances the creditors have claimed the Chapter 11 petitions accelerated repayment obligations under a number of our debt instruments and agreements. As a result, our pre-petition debt obligations became immediately payable and have been reflected as such in the following table. We believe any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings. Because our debt instruments subject to compromise are immediately payable, there is no basis to make a fair market value determination. Accordingly, the principal amount of the note and its fair value are equal.

The following tables set forth our debt obligations outstanding and their maturities as of December 31, 2009 (in thousands):

	Principal due by year
	2010	2011	2012	2013	2014	Thereafter	Total
Fixed rate debt instruments	$84,026	$58	$3,421	$4,740	$58,664	$-	$150,909
Variable rate debt instruments	-	-	-	21,454	-	-	21,454
Fixed rate debt instruments subject to compromise	26,712	-	-	-	-	-	26,712
Variable rate debt instruments subject to compromise	168,475	-	-	-	-	-	168,475
Total debt	$279,213	$58	$3,421	$26,194	$58,664	$-	$367,550

We calculate the fair value of our notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.  As of December 31, 2009, we had $367.6 million in notes payable secured by real estate. We classified on our consolidated balance sheet approximately $195.2 million of our notes payable secured by real estate as liabilities subject to compromise and the remaining $172.4 million as notes payable secured by real estate. As of December 31, 2009 and 2008, the aggregate fair value of our secured notes payable was approximately $364.2 million and $328.1 million, respectively.

As of December 31, 2009, we had approximately $189.9 million in variable rate financing outstanding, which represented approximately 51.7% of consolidated total indebtedness. If interest rates were to increase by 90 basis points, or approximately 10% of our weighted average rate, the combined increase in interest expense and capitalized interest would decrease our cash flows by approximately $1.7 million annually.

Item 8.     Financial Statements and Supplementary Data

The required response under this Item is submitted in a separate section of this Report. See Index to the Financial Statements at Item 15 on page F-1.

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

    Based on management’s evaluation as of December 31, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We have used the framework set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to assess our internal control over financial reporting.  Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties.  Based on our evaluation, which included participation by our principal executive and principal financial officers, conducted using the guidance set forth by COSO, our management has concluded that as of December 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  The attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding internal control over financial reporting is included below under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The Board of Directors and Its Committees

    The Company is managed under the direction of our seven-member Board of Directors.  Members of our Board are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them, by visiting our properties and by participating in meetings of the Board and its committees.  Four of the directors are independent of the Company’s management.  Meruelo Maddux Properties, Inc. has three permanent committees:  the audit committee, the compensation committee, and the nominating and corporate governance committee.  The Board of Directors has adopted a written charter for each of these committees. Though the Company is no longer listed on The Nasdaq Global Market™, each of these committees has three directors and is composed exclusively of independent directors, as defined in the rules and listing qualifications of Nasdaq and, with respect to the members of the audit committee, the Securities Exchange Act of 1934, as amended.  Each of the directors of the compensation committee satisfies the definition of a “non-employee director” as defined in the rules of the Securities Exchange Act of 1934, as amended.  During 2009, the Board of Directors held 22 meetings, the audit committee held four meetings, the compensation committee held two meetings and the nominating and corporate governance committee held two meetings.

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

The Board of Directors will annually elect a Chairman of the Board, who may or may not be the Chief Executive Officer of our Company.  Mr. Meruelo has served as our Chairman of the Board and Chief Executive Officer since our IPO in 2007 and is involved in both our day-to-day operations and the strategic decision making at the Board level.  Based on its most recent review of our leadership structure, the Board continues to believe that this leadership structure provides our Company with consistent leadership.  The Board believes that having one leader serving as both Chairman of the Board and Chief Executive Officer provides the Company with decisive leadership.

           The Board of Directors oversees our risk management policies and strategies.  Our executive officers, who are responsible for our day-to-day risk management practices, regularly present to the Board of Directors a report on the material risks to the Company, including, among others, operational risk, liquidity risk, interest rate risk, strategic risk, compliance and reporting risk and capital market risk.  The management team also reviews with the Board of Directors the company’s risk mitigation policies and strategies specific to each risk that is identified.  If necessary, the Board of Directors may delegate specific risk management tasks to management or an appropriate committee.  The audit committee also actively monitors our risks throughout the year, and with the aid of management, identifies any additional risks that need to be elevated for the full Board’s consideration.

The Board of Directors does not have a policy with respect to directors’ attendance at Annual Meetings of Stockholders.

Information Regarding the Directors

    The biographical descriptions below set forth certain information with respect to each director.  Each of our current directors has served on the Board since our initial public offering, which was consummated in January 2007 (“IPO”).

Richard Meruelo Chairman and Chief Executive Officer Age: 45 Shares beneficially owned: 39,911,378 LTIP units owned: 30,000(1)
Mr. Meruelo has served as our Chief Executive Officer and Chairman of our Board of Directors since our IPO. Mr. Meruelo served as chairman of our predecessor business from 1987 until our IPO. During that time, Mr. Meruelo led the strategic planning for the business while managing project acquisitions, purchase negotiations and related financings totaling nearly $1.2 billion. In addition, Mr. Meruelo was responsible for maintaining the predecessor business’ relationships with CalPERS and local and state governmental bodies that had land-use jurisdiction over the contributed projects. Mr. Meruelo earned his degree in business administration from the University of Southern California, with an emphasis in finance and real estate. Mr. Meruelo currently serves as a board member for the Central City East Association and the Los Angeles Central Industrial Redevelopment Project.

The Board has determined that it is in the best interests of the Company and its stockholders for Mr. Meruelo, in light of his significant acquisition and management experience, to continue to serve as a director on the Board.

John Charles Maddux President, Chief Operating Officer and Director Age: 50 Shares beneficially owned: 5,797,588 LTIP units owned: 30,000(1)
Mr. Maddux has served as our President and Chief Operating Officer, and as a director since our IPO.  Mr. Maddux served as president of our predecessor business from 2005 until our IPO. Before joining our predecessor business, Mr. Maddux served as a founder and shareholder of the law firm of Nevers, Palazzo, Maddux & Packard, PLC from 1998 to 2005, and practiced law with the firm of O’Melveny & Myers, LLP from 1986 to 1996, where he was a member of the real estate practice group.  While at each firm, Mr. Maddux served as our predecessor’s outside legal counsel. Mr. Maddux earned his bachelor’s degree in business management—finance from Brigham Young University’s Marriott School of Management and his J.D. from Brigham Young University’s J. Reuben Clark Law School.  His affiliations include the Urban Land Institute, the International Conference of Shopping Centers, the Los Angeles County Bar Association and the California Bar Association, Real Property Section.

The Board has determined that it is in the best interests of the Company and its stockholders for Mr. Maddux, in light of his Company-specific day-to-day operational and management experience, to continue to serve as a director on the Board.

Lynn Beckemeyer Executive Vice President—Development and Director Age: 50 Shares beneficially owned: 0 LTIP units owned: 64,167(1)
Mr. Beckemeyer has served as our Executive Vice President for Development and as a director since our IPO. Mr. Beckemeyer served as the senior vice president of development and construction of our predecessor business from 2006 until our IPO.  Before joining our predecessor business, Mr. Beckemeyer served in various real estate development and management positions with The Walt Disney Company for twelve years.  Mr. Beckemeyer managed the development, design and construction of urban projects in the Washington, DC metropolitan area and Dallas, Texas. He is an alumnus of Kansas State and Harvard GSD.

The Board has determined that it is in the best interests of the Company and its stockholders for Mr. Beckemeyer, in light of his commercial real estate development and redevelopment experience, to continue to serve as a director on the Board.

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

John B. Hansen Director Age: 52 Share beneficially owned: 10,100 Committees: • Audit • Compensation (Chair)
Since 1987, Mr. Hansen has served as president and chief executive officer of Glenwood Properties, Inc., a real estate company which acquires, develops and redevelops multi-family, retail and office projects in urban and suburban markets in Southern California, Arizona, and Utah.  In addition, since 1995, Mr. Hansen has served as vice president of Greenwood Interests Holding, Inc., an affiliate of Greenwood Companies, which was the second largest operator of childcare centers in the Los Angeles area. Since 2000, Mr. Hansen has been a founding shareholder and director of Tomato Bank, N.A., a national bank operating in the Southern California market.  Mr. Hansen is a member of the board of advisors for Royal Field Morningside Fund LLC, a fund that was organized in 2006 to specialize in the redevelopment of urban multi-family and mixed-use projects in New York City. Mr. Hansen received a B.A. in literature from Brigham Young University.  He also received a J.D. from the University of Utah College of Law.

The Board has determined that it is in the best interests of the Company and its stockholders for Mr. Hansen, in light of his senior executive experience within the real estate industry, to continue to serve as a director on the Board.

Philip S. Payne Director Age: 58 Shares beneficially owned: 7,500 Committees: • Audit (Chair) • Compensation • Nominating and corporate governance
Mr. Payne currently serves as chief executive officer of Babcock & Brown Residential.  From 2004 until 2007, Mr. Payne served as chairman of BNP Residential Properties, Inc., an AMEX-listed real estate investment trust focused on owning and operating apartment communities. BNP Residential Properties was acquired by Babcock & Brown in 2007.  Mr. Payne joined BT Venture Corporation, which was subsequently purchased by BNP Residential Properties, in 1990 as vice president of capital market activities and became executive vice president and chief financial officer in 1994.  He was named treasurer BNP Residential Properties in 1995 and became a director in 1997.  In 2004, Mr. Payne became chairman of the Board of Directors of BNP Residential Properties.  From 1987 to 1990, he was a principal in Payne Knowles Investment Group, a financial planning firm. From 1983 to 1987, he was a registered representative with Legg Mason Wood Walker.  From 1978 to 1983, Mr. Payne practiced law, and he currently maintains his license to practice law in Virginia. He received B.S. and J.D. degrees from the College of William and Mary.  He is a member of the board of directors of the National Multi Housing Council and a member of the Urban Land Institute.  In addition, he serves on the board of directors of Ashford Hospitality Trust, a NYSE-listed real estate investment trust focused on the hospitality industry, and is chairman of its audit committee.

The Board has determined that it is in the best interests of the Company and its stockholders for Mr. Payne, in light of his senior executive real estate experience and financial reporting expertise, to continue to serve as a director on the Board.

Richard Garcia Polanco Director Age: 59 Shares beneficially owned: 2,500 Committees: • Compensation • Nominating and corporate governance (Chair)
Mr. Polanco is a former California State Assembly Member and Senator, having been first elected in 1986. He served in the State Assembly for eight years.  In 1994, he was elected to the State Senate and served as Senate Majority Leader from 1998 until his retirement in 2002.  Mr. Polanco chaired the California Latino Legislative Caucus from 1990 to 2002.  In October 2002, Mr. Polanco established the California Latino Caucus Institute for Public Policy, a non-profit organization to serve as a broad based public policy, educational and leadership development organization.  Prior to elected office, Mr. Polanco served on the staff of Los Angeles County Supervisor Ed Edelman, Assemblyman Richard Alatorre and former Governor Jerry Brown. Mr. Polanco attended East Los Angeles College, the University of Redlands and the Universidad de Mexico where he majored in business administration.

The Board has determined that it is in the best interests of the Company and its stockholders for Mr. Polanco, in light of his senior public leadership experience, to continue to serve as a director on the Board.

Anthony A. Williams Director Age: 58 Shares beneficially owned: 2,500 Committees: • Audit • Nominating and corporate governance

Mr. Williams, the former Mayor of Washington, D.C. (1999 – 2007), is the Executive Director of the Global Government Practice at the Corporate Executive Board in Arlington, Virginia.  He also serves as the William H. Bloomberg Lecturer in Public Management at the Harvard Kennedy School.  In addition, Mr. Williams maintains his affiliation with Arent Fox LLP as its Director of State and Municipal Practice.  During his two terms as Mayor, he is widely credited with leading the comeback of Washington, restoring the finances of our nation’s capital and improving the performance of government agencies, all while lowering taxes and investing in infrastructure and human services. Before his election as Mayor, he was the independent Chief Financial Officer of the District from 1995 to 1998, working with and on behalf of local officials, the D.C. Financial Control Board, and the U.S. Congress. Before his service in local Washington, Mr. Williams worked in a variety of positions in federal, state, and local government, including as the first CFO for the U.S. Department of Agriculture, appointed by President Bill Clinton and confirmed by the U.S. Senate.  In addition to his work on company boards, Mr. Williams devotes his attention to issues of education and the environment, serving on the board of Fight for Children and the Chesapeake Bay Foundation. He holds a BA from Yale and an MPP from the Kennedy School and a J.D. from the Harvard Law School, as well as a number of awards and honorary degrees, including Governing Magazine Public Official of the Year in 1997.  He is a fellow of the National Academy of Public Administration and former President of the National League of Cities.

The Board has determined that it is in the best interests of the Company and its stockholders for Mr. Williams, in light of his urban leadership and financial expertise, to continue to serve as a director on the Board.

Information Regarding Named Executive Officers Who Are Not Directors

    Unless otherwise noted, each of the named executive officers identified below have served in his respective position since our IPO.

Andrew Murray Chief Financial Officer Age: 42 Shares beneficially owned: 72,800 LTIP units owned: 95,000(1)
Since joining us in May 2008, Mr. Murray has been responsible for all corporate-level capital markets activities, oversight of the Company’s accounting and financial reporting functions, and management of our investor relations activities.  Prior to that time, Mr. Murray led the West Coast real estate investment banking activities for FBR Capital Markets Corporation (NASDAQ: FBCM), an investment banking, institutional brokerage and asset management firm, where he held the position of senior vice president.  Mr. Murray had been with FBR for four years and previous to that was a consultant for Prospect Financial Advisors, a registered broker dealer and financial advisor that provided capital access to companies to allow them to achieve significant corporate initiatives.  Prospect Financial Advisors was acquired by Galen Capital Corp., a merchant banking and private equity firm, in July 2007.  Mr. Murray began his career in 1989 at Salomon Brothers and is a graduate of the Wharton School of Business of the University of Pennsylvania.

Todd Nielsen General Counsel and Corporate Secretary Age: 41 Shares beneficially owned: 9,990 LTIP units owned: 81,667(1)
Mr. Nielsen is responsible for all legal issues relating to compliance with SEC regulations, as well as overseeing real estate transactions and other legal matters. Mr. Nielsen served as the general counsel of our predecessor business from 2005 until our IPO.  Before joining our predecessor business, Mr. Nielsen served as our predecessor’s outside legal counsel with the law firm of Nevers, Palazzo, Maddux & Packard.  Prior to that, Mr. Nielsen practiced law privately including with Brobeck, Phleger & Harrison. Mr. Nielsen’s private practice experience included representation of developers, investors, corporate users and lenders in connection with the acquisition, financing, development, construction, sale and leasing of retail, office, industrial, hotel, and residential projects.  Mr. Nielsen graduated magna cum laude in 1995 from Brigham Young University’s J. Reuben Clark Law School, and thereafter served as a law clerk to the Hon. Howard M. Kirshbaum of the Colorado Supreme Court.

Miguel Enrique Echemendia Chief Administrative Officer Age: 53 Shares beneficially owned: 7,250 LTIP units owned: 81,667(1)

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

Involvement in Certain Legal Proceedings

    Each of the executive officers and directors named above were serving the Company at the time that the Company and its direct and indirect subsidiaries and affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division as more fully described under Item 1 “Business” of Part I of this report, which description of those proceedings is incorporated herein by reference thereto.

Section 16(a) Beneficial Ownership and Reporting Compliance.

    Section 16(a) of the Securities Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (“10% Holders”), to file reports of ownership and changes in ownership with the SEC.  Officers, directors and 10% Holders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.  To the Company’s knowledge, except for three late reports filed by each of Messrs. Meruelo, Maddux and Murray reporting the receipt of LTIP units from the Company, based solely on review of the copies of such reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during the fiscal year ended December 31, 2009 the executive officers, directors and 10% Holders timely filed all reports they were required to file under Section 16(a).

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
Richard Garcia Polanco

EXECUTIVE OFFICER COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophies and Objectives

    We believe that the primary goal of executive compensation is to align the interests of our named executive officers (as defined below) with those of our stockholders in a way that allows us to attract and retain the best executive talent.  Prior to our IPO, the compensation packages of our named executive officers were designed and negotiated to attract each of Messrs. Meruelo, Maddux, Nielsen and Echemendia.  Each officer was instrumental in developing our predecessor business and we wanted to retain their services at the newly-public company.  Currently and going forward, our main objective is to design compensation programs that remain competitive with our peers so that we can retain our named executive officers and carry out our bankruptcy reorganization plan.  In that regard, our executive compensation is designed to reward the Company’s competitive position within the real estate industry, the successful development and redevelopment of the Company’s projects and each executive officer’s long-term career contributions to the Company.

Roles of Compensation Committee, Management and Consultants

    The 2009 compensation for each of our named executive officers listed in the table that follows this Compensation Discussion and Analysis was determined based both on a review of publicly-disclosed compensation packages of executives of other public real estate companies, and the terms and conditions of the employment agreements of our named executive officers.  Other than with respect to Mr. Murray, each employment agreement was negotiated prior to our IPO based on discussions with each executive and representatives of the underwriters of our IPO.  We did not retain a compensation consultant at the time of our IPO.  The key provisions of these agreements are discussed later in this report.

    In 2009, in connection with the consummation of our IPO and the formation transactions, our Board of Directors appointed a compensation committee.  A primary function of the compensation committee is to recommend annually the composition and value of our executive officer pay packages, subject to the terms of the employment agreements.  The compensation committee intends to establish compensation policies, set incentive compensation performance targets designed to meet the executive compensation goals described above, and determine the compensation of our named executive officers consistent with the negotiated terms of their individual employment agreements and our pending bankruptcy petitions.

    The compensation committee did not retain a third-party compensation consultant during 2009.  Because the initial terms of the employment agreements of our named executive officers entered into at the time of our IPO continued until January 2009, except with respect to: (i) the agreements of Messrs. Meruelo and Maddux which continue until January 2010 and (ii) the agreement of Mr. Murray which continues until May 2, 2011, the compensation committee elected to defer engaging a compensation consultant until 2010 or later.  During 2010, the compensation committee may retain a compensation consultant to study the total compensation packages, components and component amounts of the Company’s peers.  The compensation committee also expects the compensation consultant, if engaged during 2010, would assist the Company in identifying its peer group or groups.  If the compensation committee engages a compensation consultant during 2010, the committee believes the consultant may assist the committee in evaluating and planning executive compensation packages of the Company’s named executive officers as their employment agreements expire or are renewed during 2010.  The employment agreements of Messrs. Nielsen and Echemendia and were not renewed in January 2009.  Messrs. Nielsen and Echemendia have continued their employment with the Company.

    In addition to the above, the committee seeks the input of the chairman and chief executive officer, and president and chief operating officer when making compensation decisions regarding the other named executive officers.  When determining a named executive officer’s annual compensation, the committee will consider the Company’s prior year’s performance, each executive officer’s individual performance and the Company’s reorganization plan.  For more information on each executive officer’s employment agreement see “— Employment Agreements.”

2009 Executive Compensation Components

    The discussion below focuses on the compensation awarded to Messrs. Meruelo, Maddux, Murray, Nielsen and Echemendia (the “named executive officers”).  The 2009 compensation for our named executive officers consisted primarily of the following components:

•	base salary;

•	cash bonus;

•	long-term equity incentive awards; and

•	perquisites and other personal benefits.

    Base salaries.  Base salaries of our named executive officers were based on each named executive officer’s employment agreement.  For Messrs. Nielsen and Echemendia whose employment agreements expired on January 30, 2009, we continued to pay base salaries in accordance with the original agreements. The base salaries were established based on an assessment of the scope of their responsibilities, expertise and experience within the industry, expected contributions to the Company and the competitive market compensation paid to named executive officers in similar positions at other public real estate companies.

    Cash bonuses.  The cash bonus portion of the named executive officer’s compensation is determined in part by each named executive officer’s employment agreement.  We did not pay any cash bonuses in 2009 pursuant to instructions from the Bankruptcy Court.  Under the terms of their employment agreements, Messrs. Meruelo and Maddux are entitled to cash bonuses of at least 50.0% of their annual base salaries.  Mr. Murray is entitled to a minimum cash bonus of at least 25.0% of his annual base salary.  For Messrs. Nielsen and Echemendia whose employment agreements expired in 2009 there is no continuing requirement of a minimum bonus. Based on the achievement of individual- or Company-based performance measures, the committee had discretion to award cash bonuses or award cash bonuses in amounts greater than the minimum guaranteed portion described above. The committee did not award any discretionary bonuses and the minimum cash bonus required to be awarded under each named executive officer’s employment agreement was not paid pursuant to instructions from the Bankruptcy Court.

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

    At the time of our IPO, the full board of directors approved the award of LTIP units in Meruelo Maddux Properties, L.P. (the “Operating Partnership”) to our named executive officers.  For the year ending 2007, our compensation committee granted two types of awards under the incentive plan to Company employees: shares of restricted stock and LTIP units in our Operating Partnership.  In 2009, some of our named executive officers were awarded LTIP units.  LTIP unit awards have a three-year forfeiture period which is tied to each named executive officer’s continued service to the Company or the Operating Partnership.  The Company has not granted any stock options.

    LTIP units are a special class of partnership interest in our Operating Partnership.  Initially, LTIP units do not have full parity with common units with respect to distributions of disposition proceeds, are not redeemable for shares of our Common Stock and have a liquidation value of zero.  Each LTIP unit will generally receive distributions of operating income (as compared to distributions of disposition proceeds) equivalent to that paid on shares of our Common Stock.  Upon the occurrence of certain events in accordance with the terms of our Operating Partnership agreement, the LTIP units will achieve parity with common units in our Operating Partnership and thereafter will be redeemable for cash, or at our election, shares of our Common Stock on a one-for-one basis.  No other performance periods, thresholds or targets affect the maturation or future payout of LTIP units.

    We believe that LTIP unit awards are particularly appropriate for high-level officers and may more effectively align a named executive officer’s interests with the interests of our stockholders than would restricted stock awards.  LTIP unit awards are not guaranteed future payments and act as an economic incentive for our named executive officers to execute on our business plan.  LTIP unit awards require that there be future appreciation in the assets of our Operating Partnership before the LTIP units become entitled to share in disposition proceeds or become redeemable for cash.  This should provide a greater incentive, over a longer period of time, to the named executive officers to perform in ways that create value for our Company and stockholders.  In short, LTIP units tie a significant portion of our named executive officers’ total compensation to increases in both our stock price and in net asset value and to any dividends of operating income that we may pay.  During 2009, no LTIP units achieved parity with common units in our Operating Partnership.

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

    As required under the terms of the employment agreements entered into with respect to Messrs. Meurelo, Maddux and Murray, the full board of directors made awards of LTIP units in 2009 to those named executive officers in the amounts shown in the table below.  By the terms of his employment agreement, each of Messrs. Meruelo, Maddux and Murray are guaranteed an annual award of LTIP units, which LTIP units were awarded in December 2009.  The result of this issuance effectively reduced the Company’s potential obligation in the event of an equalization event from $0.56 to $0.01an LTIP unit. As of December 31, 2009, we have 135,000 LTIP units outstanding that have not achieved parity with our common stock.

    The compensation committee in its sole discretion may choose to grant other types of awards under the 2007 Equity Incentive Plan or additional awards to the named executive officers in 2010 and in future years.  The committee did not grant any additional equity awards to the named executive officers in 2009.

Summary of 2009 Equity Awards

	Minimum Awards Required Under Employment Agreements
Name	LTIP Units Awarded	Discretionary Equity Awards

Richard Meruelo	10,000	-
John Charles Maddux	10,000	-
Andrew Murray	60,000	-

    Perquisites.  We provide our named executive officers with limited perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees.  In addition to vacation, medical and health benefits comparable to those provided to our employees generally, each of Messrs. Meruelo and Maddux is entitled to an automobile allowance of $20,000 toward the use of an automobile.  We believe these perquisites, while not representing a significant portion of each of Messrs. Meruelo and Maddux’s total compensation, complete a competitive compensation package and facilitate more efficient use of each executive’s time.

Executive Officer Compensation Tables

Summary Compensation Table

    The following table sets forth the information required by Item 402 of Regulation S-K promulgated by the Securities and Exchange Commission.  The amounts shown represent the compensation paid to the named executive officers for the year shown as consideration for services rendered to us.

    With respect to long-term equity incentive awards, the dollar amounts indicated in the table under “Stock Awards” are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.

Name and Principal Position	Year	Salary		Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation		Total

Richard Meruelo	2009	$ 450,000		$ 200	$ -	$ 20,000	(3)	$ 470,200
Chairman and Chief Executive Officer	2008	450,000		9,052	225,000	20,000	(3)	704,052
	2007	450,000	(5)	29,200	225,000	20,000	(3)	724,200

John Charles Maddux	2009	450,000		200	-	20,000	(3)	470,200
President and Chief Operating officer	2008	450,000		9,052	225,000	20,000	(3)	704,052
	2007	450,000	(5)	29,200	225,000	20,000	(3)	724,200

Andrew Murray	2009	275,000		1,200	-	-		276,200
Chief Financial Officer	2008	163,942		79,150	68,750	200,000	(4)	511,842

Todd Nielsen	2009	275,000		-	-	-		275,000
General Counsel and Corporate Secretary	2008	275,000		-	68,750	-		343,750
	2007	275,000	(5)	629,653	68,750	-		973,403

Miguel Enrique Enchemendia	2009	275,000		-	-	-		275,000
Chief Administrative Officer	2008	275,000		-	68,750	-		343,750
	2007	275,000	(5)	629,653	68,750	-		973,403

(1)
All awards consist of LTIP units in our Operating Partnership. The dollar value indicated is computed in accordance FASB ASC Topic 718 and reflects the grant date fair value of the awards.  The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. LTIP units initially have a liquidation value of zero. See Note 16 to our consolidated financial statements included herein for a discussion of our accounting of LTIP units and the assumptions used.

(2)	The amount shown in the Non-Equity Incentive Plan Compensation column equals the amount of the annual cash bonus for each named executive officer.

(3)	Per the terms of his employment agreement, the named executive officer is entitled to an annual automobile allowance of $20,000.

(4)	Per the terms of his employment agreement, the named executive officer received a signing bonus of $200,000 in connection with the execution of his employment agreement.

(5)	Salary amounts reflect the salary period to each officer for the period January 30, 2007 through December 31, 2007, annualized for the convenience of the reader.

2009 Grants of Plan-Based Awards

    The tables below disclose LTIP unit awards made in 2009.

Name	Grant Date	All Other Shares Awards: Number of Shares		Grant Date Fair Value

Richard Meruelo	December 31, 2009	10,000	(1)	200
John Charles Maddux	December 31, 2009	10,000	(1)	200
Andrew Murray	December 31, 2009	60,000	(1)	1,200
Todd Nielsen	December 31, 2009	-		-
Miguel Enrique Echemendia	December 31, 2009	-		-

(1)	Minimum LTIP unit award received annually pursuant to the officer’s employment agreement.

Outstanding Equity Awards at Fiscal Year-End 2009

Name	Stock Awards
	Number of Shares or Units That Have Not Vested		Market Value of Shares or Unites That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Unites or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1)

Richard Meruelo	20,000	(2)	$600	-		-
John Charles Maddux	20,000	(2)	600	-		-
Andrew Murray	77,500	(3)	2,325	200,000	(5)	6,000
Todd Nielsen	27,223	(4)	817	-		-
Miguel Enrique Echemendia	27,223	(4)	817	-		-

(1)	Assumed market value is $0.03 per unit, which was the closing price on the OTC Bulletin Board of Common Stock on December 31, 2009.

(2)	10,000 of these LTIP units vest ratably over the next 3 years, 6,667 of these LTIP units vest ratably over the next two years and 3,333 vest next year.

(3)	60,000 of these LTIP units vest ratably over the next two years and 17,500 of these LTIP units vest next year.

(4)	These LTIP units vest next year.

(5)
These LTIP units may be earned upon achievement of certain Company stock price thresholds.  See “—Employment Agreements—Agreement for Mr. Murray.”  If earned, these LTIP units will vest ratably over two years.

Employment Agreements

    We entered into employment agreements, effective as of the consummation of our IPO, with each of our named executive officers, other than Mr. Murray. Pursuant to the agreements, Messrs. Meruelo, Maddux, Nielsen and Echemendia agreed to serve, respectively, as (1) our Chairman and Chief Executive Officer, (2) our President and Chief Operating Officer, (3) our General Counsel and Corporate Secretary and (4) our Chief Administrative Officer. We believe that the agreements will benefit us by helping to retain the named executive officers and by requiring the named executive officers to devote the necessary business attention and time to our affairs.  Mr. Maddux continues his affiliation with Nevers, Palazzo, Maddux & Packard, as of counsel, though Mr. Maddux did not work for the firm on behalf of its clients in 2009.  Nevers, Palazzo, Maddux & Packard represented our predecessor business in various matters in 2007.  However, Mr. Maddux received no compensation as a result of those representations.  Below is a summary of the key terms of the employment agreements.  All descriptions of the employment agreements and their terms are qualified in their entirety by the actual terms and provisions of each named executive officer’s employment agreement.

Agreements for Messrs. Meruelo and Maddux

    The employment agreements with Messrs. Meruelo and Maddux are for a term of three years; provided, however, that the terms are automatically extended at the end of each term for successive one-year periods unless, not less than 60 days prior to the termination of the then existing term, either party provides notice to the other party of its intent not to extend the term further.  The employment agreements provide for (1) an initial annual base salary of $450,000 to each of Messrs. Meruelo and Maddux, respectively, and (2) minimum cash bonuses equal to 50.0% of the named executive officer’s annual base salary, with any additional bonus amounts to be determined by our compensation committee in its sole discretion.  Pursuant to the instructions of the Bankruptcy Court, no cash bonuses were paid in 2009. The employment agreements of Messrs. Meruelo and Maddux were extended for one year in January 2010. Messrs. Meruelo and Maddux have continued their employment with the Company. Messrs. Meruelo and Maddux were not granted LTIP units in our Operating Partnership upon the consummation of our IPO but will receive future LTIP unit awards annually during the term of their employment agreements (including in 2009), in a minimum amount of 10,000 units each per year.  LTIP units will generally have forfeiture provisions that lapse ratably over the first three anniversaries of the date of grant.  In addition, Messrs. Meruelo and Maddux are eligible to receive other equity awards, subject to the terms of our 2007 Equity Incentive Plan and the applicable award agreement.

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

      Agreement for Mr. Murray

    In May 2008, we appointed Mr. Murray as our Chief Financial Officer.  Mr. Murray entered into a employment agreement at that time with a term of three years; provided, however, that the term is automatically extended at the end of the term for successive one-year periods unless, not less than 60 days prior to the termination of the then existing term, either party provides notice to the other party of its intent not to extend the term further.  His employment agreement provides for (1) an initial annual base salary of $275,000 and (2) a cash bonus of not less than 25.0% of Mr. Murray’s annual base salary, with any additional bonus amounts to be determined by our compensation committee in its sole discretion.  Pursuant to the instructions of the Bankruptcy Court, Mr. Murray was not paid a cash bonus in 2009. In addition, Mr. Murray is entitled to receive up to 500,000 LTIP units. Details of the issuance of such 500,000 LTIP units are described below.  Mr. Murray also received a one-time signing bonus of $200,000.

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

Employment Agreements of Other Named Executive Officers

    The employment agreements with Messrs. Nielsen and Echemendia were for a term of two years and expired in January 2009. The employment agreements of Messrs. Nielsen and Echemendia were not renewed.  Messrs. Nielsen and Echemendia have continued their employment with the Company.

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

    With respect to the executive officers, “cause” means the occurrence during the term of employment of any of the following: (i) indictment for, formal admission to (including a plea of guilty or nolo contendere to), or conviction of a felony, a crime of moral turpitude, dishonesty, breach of trust or unethical business conduct, or any crime involving the Company, (ii) gross negligence or willful misconduct by the named executive officer in the performance of the named executive officer’s duties which is likely to materially damage the Company’s financial position or reputation; (iii) willful or knowing unauthorized dissemination by the named executive officer of confidential information; (iv) repeated failure by the named executive officer to perform the named executive officer’s duties which are reasonably and in good faith requested in writing by the President of the Company, the Chief Executive Officer of the Company, or the Board of Directors, and which are not substantially cured in a timely manner; (v) failure of the named executive officer to perform any lawful directive of a the President, Chief Executive Officer or Board of Directors communicated to the named executive officer, or (vi) material breach of the named executive officer’s employment agreement by the named executive officer.

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

Name	Value of Unforfeited LTIP Units

Richard Meruelo	$600
John Charles Maddux	600
Andrew Murray	2,325
Todd Nielsen	817
Miguel Enrique Echemendia	817

Termination Payment Summaries

    The following tables summarize the potential cash payments and estimated equivalent cash value of benefits generally owed to the named executive officers pursuant to the terms of their employment agreements described above upon termination of the named executive officer as of December 31, 2009.

Richard Meruelo

Payments Upon Termination	Voluntary Termination of Retirement	Involuntary "For Cause" Termination	Involuntary Termination Without "Cause/Termination for "Good Reason"(1)(2)	Termination for "Good Reason" Following Notice of Non-Renewal(2)	Death or Disability

Lump sum cash (salary & bonus)	$-	$-	$2,025,000	$675,000	$675,000
Unforfeited LTIP units	-	-	600	600	-
Benefits continuation	-	-	-	-	-
Excise tax gross-up(3)	-	-	-	-	-
Total	$-	$-	$2,025,600	$675,600	$675,000

(1)
Includes the named executive officer’s resignation for “good reason” following the Company’s notice of non-renewal of the employment agreement of the named executive officer during the 12-month period following the effective date of a change in control.

(2)
The remaining forfeiture periods applicable to outstanding LTIP units would lapse upon a change in control of the company. LTIP units will not become redeemable until the LTIP units achieve parity with the common units in the Operating Partnership, notwithstanding any termination or change in control. The indicated amount assumes a market value per LTIP unit of $0.03, which was the closing price on the OTC Bulletin Board per share of Common Stock on December 31, 2009.

(3)
Under the terms of his employment agreement, Mr. Meruelo is entitled to a tax gross-up payment under certain conditions in the event that his employment is terminated in connection with a change in control. However, the termination payment owing to Mr. Meruelo would not result in such a gross-up payment.

John Charles Maddux

Payments Upon Termination	Voluntary Termination of Retirement	Involuntary "For Cause" Termination	Involuntary Termination Without "Cause/Termination for "Good Reason"(1)(2)	Termination for "Good Reason" Following Notice of Non-Renewal(2)	Death or Disability

Lump sum cash (salary & bonus)	$-	$-	$2,025,000	$675,000	$675,000
Unforfeited LTIP units	-	-	600	600	-
Benefits continuation	-	-	2,712	2,712	-
Excise tax gross-up(3)	-	-	-	-	-
Total	$-	$-	$2,028,312	$678,312	$675,000

(1)
Includes the named executive officer’s resignation for “good reason” following the Company’s notice of non-renewal of the employment agreement of the named executive officer.  This excludes the non-renewal of the employment agreement during the 12-month period following the effective date of a change in control.

(2)
The remaining forfeiture periods applicable to outstanding LTIP units would lapse upon a change in control of the company. LTIP units will not become redeemable until the LTIP units achieve parity with the common units in the Operating Partnership, notwithstanding any termination or change in control. The indicated amount assumes a market value per LTIP unit of $0.03, which was the closing price on the OTC Bulletin Board per share of Common Stock on December 31, 2009.

(3)
Under the terms of his employment agreement, Mr. Maddux is entitled to a tax gross-up payment under certain conditions in the event that his employment is terminated in connection with a change in control.  However, the termination payment owing to Mr. Maddux would not result in such a gross-up payment.

Andrew Murray

Payments Upon Termination	Voluntary Termination of Retirement	Involuntary "For Cause" Termination	Involuntary Termination Without "Cause/Termination for "Good Reason"(1)	Death or Disability

Lump sum cash (salary & bonus)	$-	$-	$343,750	$343,750
Unforfeited LTIP units	-	-	2,325	-
Benefits continuation	-	-	2,712	-
Excise tax gross-up(2)	-	-	-	-
Total	$-	$-	$348,787	$343,750

(1)
The remaining forfeiture periods applicable to outstanding LTIP units would lapse upon a change in control of the company. LTIP units will not become redeemable until the LTIP units achieve parity with the common units in the Operating Partnership, notwithstanding any termination or change in control.  The indicated amount assumes a market value per LTIP unit of $0.03, which was the closing price on the OTC Bulletin Board per share of Common Stock on December 31, 2009.

(2)	Under the terms of his employment agreement, Mr. Murray is not entitled to a tax gross-up payment.

Todd Nielsen

Payments Upon Termination	Voluntary Termination of Retirement	Involuntary "For Cause" Termination	Involuntary Termination Without "Cause/Termination for "Good Reason"(1)	Death or Disability

Lump sum cash (salary & bonus)	$-	$-	$-	$343,750
Unforfeited LTIP units	-	-	817	-
Benefits continuation	-	-	2,580	-
Excise tax gross-up(2)	-	-	-	-
Total	$-	$-	$3,397	$343,750

(1)
The remaining forfeiture periods applicable to outstanding LTIP units would lapse upon a change in control of the company. LTIP units will not become redeemable until the LTIP units achieve parity with the common units in the Operating Partnership, notwithstanding any termination or change in control. The indicated amount assumes a market value per LTIP unit of $0.03, which was the closing price on the OTC Bulletin Board per share of Common Stock on December 31, 2009.

(2)	Under the terms of his employment agreement, Mr. Nielsen is not entitled to a tax gross-up payment.

Miguel Enrique Echemendia

Payments Upon Termination	Voluntary Termination of Retirement	Involuntary "For Cause" Termination	Involuntary Termination Without "Cause/Termination for "Good Reason"(1)	Death or Disability

Lump sum cash (salary & bonus)	$-	$-	$-	$343,750
Unforfeited LTIP units	-	-	817	-
Benefits continuation	-	-	2,580	-
Excise tax gross-up(2)	-	-	-	-
Total	$-	$-	$3,397	$343,750

(1)
The remaining forfeiture periods applicable to outstanding LTIP units would lapse upon a change in control of the company. LTIP units will not become redeemable until the LTIP units achieve parity with the common units in the Operating Partnership, notwithstanding any termination or change in control. The indicated amount assumes a market value per LTIP unit of $0.03, which was the closing price on the OTC Bulletin Board per share of Common Stock on December 31, 2009.

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

2009 Director Compensation

    Because of our Chapter 11 proceedings, we must obtain Bankruptcy Court approval in order to pay members of our Board of Directors. In 2009, we did not pay any salary or provide any stock compensation to members of our board. In 2009, we accrued for annual compensation for services as a director for each member of our Board of Directors who was not an employee of our Company as follows:

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

•	Each member of our Board of Directors was also reimbursed up to $7,000 for fees and expenses paid related to continuing director education programs.

    The following table summarizes the compensation that we accrued but did not pay to our non-employee directors in 2009:

2009 Director Compensation Table

Name	Fees Earned	Stock Awards	Total

Lynn Beckemeyer(2)	$ -	$ -	$ -
John B. Hansen(3)	41,100	-	41,100
Philip S. Payne(4)	46,100	-	46,100
Richard Garcia Polanco(5)	41,100	-	41,100
Anthony A. Williams(5)	33,600	-	33,600

(1)	In 2009, we did not issue any stock awards to our directors.

(2)
Mr. Beckemeyer is paid for his services as an executive officer but does not receive any compensation for his services as a director.  Mr. Beckemeyer is not a named executive officer as defined under the rules of the federal securities laws.  Mr. Beckemeyer does not own any shares of the Company’s Common Stock.

(3)	Mr. Hansen owns 10,100 shares of Common Stock in total as of June 18, 2010.

(4)	Mr. Payne owns 7,500 shares of Common Stock in total as of June 18, 2010.

(5)	The director owns 2,500 shares of Common Stock in total as of June 18, 2010.

Our Board of Directors (or a duly formed committee thereof) may revise our non-employee directors’ compensation in its discretion.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership and Certain Beneficial Owners

    The following table sets forth the beneficial ownership of shares of our Common Stock for (i) each stockholder of the Company that is known to the Company to be the beneficial owner of more than 5.0% of the Company’s Common Stock based upon filings made with the SEC, (ii) each executive officer of the Company and (iii) the directors and the executive officers of the Company as a group.  Beneficial ownership of the executive officers, and the executive officers and the directors as a group is reported below as of June 18, 2010.  Beneficial ownership for the 5.0% or greater holders of the Company’s Common Stock is reported below as of December 31, 2009.

    Unless otherwise indicated, the business address for each of the identified stockholders is 761 Terminal Street, Building 1, Second Floor, Los Angeles, California 90021.  Except as indicated in the footnotes below, none of the executive officers or directors has pledged his shares of Common Stock as collateral.

Name of Beneficial Owner	Shares of Common Stock(1)	Percent of Common Stock(2)

Richard Meruelo	39,911,378	45.43%
John Charles Maddux	5,797,588	6.60%
Lynn Beckemeyer	-	0.00%
Andrew Murray	72,800	*
Todd Nielsen	9,990	*
Miguel Enrique Echemendia	7,250	*
John B. Hansen	10,100	*
Philip S. Payne	7,500	*
Richard Garcia Polanco	2,500	*
Anthony A. Williams	2,500	*
Stephen S. Taylor(3)	12,343,687	14.05%
All directors and executive officers as a group	45,831,606	52.17%

*	Represents ownership of less than 1.0%.

(1)
The number of shares of Common Stock beneficially owned is reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Excludes ownership of LTIP units which, upon achieving parity with the common units in our Operating Partnership and becoming “redeemable” in accordance with the terms of the partnership agreement of our Operating Partnership, may be redeemed for cash or, at our option, an equal number of shares of our Common Stock.  Each of Messrs. Meruelo and Maddux owns 30,000 LTIP units; Mr. Beckemeyer owns 64,167 LTIP units; Mr. Murray owns 95,000 LTIP units; Mr. Skaggs owns 50,167 LTIP units; and each of Messrs. Echemendia and Nielsen owns 81,667 LTIP units.

(2)	Based on 88,054,443 shares of our Common Stock outstanding as of June 18, 2010, excluding shares that we have a contingent obligation to issue.

(3)
The business address for this stockholder is 714 South Dearborn Street, 2nd Floor, Chicago, Illinois 60605.  According to a Schedule 13D filed with the SEC on September 1, 2009, Mr. Taylor has sole voting and dispositive powers with respect to all of these shares of Common Stock.

Equity Compensation Plan Information

    The following table summarizes information, as of December 31, 2009 relating to equity compensation plans of the Company pursuant to which grants of options, restricted shares, restricted stock units or other rights to acquire shares may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remainig available for future issuance under equity copensation plans (1)
Equity compensation plans approved by security holders (2)	981,036	(3)	4.05	(4)	1,071,267
Equity compensation plans not approved by security holders (5)
Total	None		None		None
	981,036		4.05		1,071,267

(1)	The amounts indicated in this column exclude securities listed in the column titled “Number of securities to be issued upon exercise of outstanding options, warrants and rights.”
(2)	The 2007 Equity Incentive Plan.
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

(4)	The exercise price is the weighted average exercise price of the outstanding options, warrants and rights described in the column to the left.
(5)	The Company does not have any equity compensation plans that have not been approved by its stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Matters in Connection with our IPO and Formation Transactions

    Messrs. Meruelo and Maddux, entities affiliated with them and Mr. Meruelo’s parents guaranteed an aggregate of approximately $487.9 million in obligations related to the contributed projects.  Since the IPO, those individuals and entities have been released from approximately $425.9 million in obligations to guarantee debt related to the contributed projects.

Other Matters

    Mr. Meruelo and entities affiliated with him owe the Company $189,436 as of December 31, 2009.

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

Item 14.    Principal Accountant Fees and Services

Fee Disclosure

    The following is a summary of the fees billed to the Company and our predecessor business by Ernst & Young LLP for professional services rendered for the years ended December 31, 2009 and December 31, 2008:

	Year Ended December 31, 2009	Year Ended December 31, 2008

Audit Fees	$425,000	$651,874
Audit-Related Fees	-	-
Tax Fees	177,934	239,878
All Other Fees	-	141,584
Total	$602,934	$1,033,336

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

Audit-Related Fees and All Other Fees

    “Audit-Related Fees” and “Other Fees” consist of fees and related expenses for products and services other than services described under “Audit Fees” and “Tax Fees.” During 2008, Ernst & Young LLP provided professional services in connection with the Company’s proposed Form 144-A debt offering.

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

Meruelo Maddux Properties, Inc. Debtor-in-Possession and Subsidiary (the “Company”) and Meruelo Maddux Properties (the “Predecessor”):

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of the Company as of December 31, 2009 and 2008

Consolidated Statements of Operations of the Company for Years Ended December 31, 2009 and 2008 and the Period from January 30, 2007 through December 31, 2007 and Combined Statements of Operations of the Predecessor for the Period from January 1, 2007 through January 29, 2007

Consolidated Statements of Stockholders’ Equity (Deficit) of the Company for the Years Ended December 31, 2009 and 2008 and the Period from January 30, 2007 through December 31, 2007 and the Combined Statements of Owners’ Equity (Deficit) of the Predecessor for the Period from January 1, 2007 through January 29, 2007

Consolidated Statements of Stockholders’ Equity (Deficit) of the Company for the Years Ended December 31, 2009 and 2008 and the Period from January 30, 2007 through December 31, 2007 and the Combined Statements of Owners’ Equity (Deficit) of the Predecessor for the Period from January 1, 2007 through January 29, 2007
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

           3.  Exhibits

Exhibit Number	Description of Exhibit
3.1	Form of Amended and Restated Certificate of Incorporation (1)
3.2	Form of Bylaws (1)
4	Form of Common Stock Certificate (1)
10.1	Form of Amended and Restated Agreement of Limited Partnership of Meruelo Maddux Properties, L.P. (1)
10.2	2007 Equity Incentive Plan* (1)
10.3	Form of LTIP Unit Agreement* (1)
10.4	Form of Restricted Stock Agreement* (1)
10.5	Form of Employment Agreement with Mr. Meruelo* (1)
10.6	Form of Employment Agreement with Mr. Maddux* (1)
10.7	Form of Employment Agreement with Mr. Beckemeyer* (1)
10.8	Form of Employment Agreement with Mr. Skaggs* (1)
10.9	Form of Employment Agreement with Mr. Nielsen* (1)
10.10	Form of Employment Agreement with Mr. Echemendia* (1)
10.11	Form of Employment Agreement with Mr. Murray* (2)
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

3.   Exhibits, continued

Exhibit Number	Description of Exhibit
10.21	Loan Agreement with exhibits, dated as of July 31, 2008, by and among Meruelo Maddux – 845 S Flower Street, LLC and Canpartners Realty Holding Company IV LLC (3)
10.22	Form of Note by Meruelo Maddux – 845 S. Flower Street, LLC in favor of Canpartners Realty Holding Company IV LLC (3)
21	List of subsidiaries
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in Part IV of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensatory plan or agreement

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-137457) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K on May 14, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K on August 4, 2008 and incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERUELO MADDUX PROPERTIES, INC. DEBTOR-IN-POSSESSION

Date: June 21, 2010	By:	/s/ Richard Meruelo
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

Date	Signature

June 21, 2010	/s/ Richard Meruelo	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors
Richard Meruelo

June 21, 2010	/s/ John Charles Maddux	Director
John Charles Maddux

June 21, 2010	/s/ Lynn Beckemeyer	Director
Lynn Beckemeyer

June 21, 2010	/s/ John B. Hansen	Director
John B. Hansen

June 21, 2010	/s/ Philip S. Payne	Director
Philip S. Payne

June 21, 2010	/s/ Richard Garcia Polanco	Director
Richard Garcia Polanco

June 21, 2010	/s/ Anthony A. Williams	Director
Anthony A. Williams

June 21, 2010	/s/ Andrew Murray	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Andrew Murray

INDEX TO FINANCIAL STATEMENTS

Meruelo Maddux Properties, Inc. Debtor-in-possession and Subsidiaries and Meruelo Maddux Properties Predecessor:	Page

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
F-2

Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
F-3

Consolidated Balance Sheets of the Company as of December 31, 2009 and 2008. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
F-4

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008 and the Period from January 30, 2007 through December 31, 2007 and Combined Statement of Operations of the Predecessor for the Period from January 1, 2007 through January 29, 2007. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2009 and 2008 and the Period from January 30, 2007 through December 31, 2007 and the Combined Statement of Owners’ Equity (Deficit) of the Predecessor for the Period from January 1, 2007 through January 29, 2007. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
F-6

Consolidated Statements of Cash Flow for the Years Ended December 31, 2009 and 2008 and the Period from January 30, 2007 through December 31, 2007 and the Combined Statement of Cash Flow of the Predecessor for the Period from January 1, 2007 through January 29, 2007. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
F-7

Notes to Consolidated and Combined Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
F-8

Schedule III – Consolidated Real Estate and Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
 Meruelo Maddux Properties, Inc.

We have audited Meruelo Maddux Properties, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Meruelo Maddux Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Meruelo Maddux Properties, Inc.’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Meruelo Maddux Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meruelo Maddux Properties, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009, and December 31, 2008 and the period from January 30, 2007 through December 31, 2007, and  the combined statements of operations, owners’ equity (deficit), and cash flows for the period from January 1, 2007 through January 29, 2007 of Meruelo Maddux Properties predecessor (the “Predecessor”), as defined in Note 2 to the consolidated financial statements, and our report dated June 21, 2010 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Meruelo Maddux Properties Inc.’s ability to continue as a going concern.

/s/ Ernst & Young LLP
Los Angeles, California
June 21, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Meruelo Maddux Properties, Inc.

We have audited the accompanying consolidated balance sheets of Meruelo Maddux Properties, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and December 31, 2008 and the period from January 30, 2007 through December 31, 2007, and the combined statements of operations, owners’ equity (deficit), and cash flows for the period from January 1, 2007 through January 29, 2007 of Meruelo Maddux Properties predecessor (the “Predecessor”), as defined in Note 2 to the financial statements. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meruelo Maddux Properties, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2009 and December 31, 2008 and the period from January 30, 2007 through December 31, 2007, and the combined results of operations and cash flows for the period from January 1, 2007 through January 29, 2007 (representing the Predecessor) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meruelo Maddux Properties, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 21, 2010 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009 the Company adopted FAS 160, “Noncontrolling Interest in Consolidated Financial Statements,” (codified in FASB ASC 810 “Consolidation”). All years and periods presented have been reclassified to conform to the adopted accounting standard.

The accompanying financial statements have been prepared assuming that Meruelo Maddux Properties, Inc. will continue as a going concern. As more fully described in Note 4 to the financial statements, the Company has recurring losses from operations and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with banks which in part have resulted in the Company filing for relief under Chapter 11 of the Bankruptcy Code.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4 in the financial statements. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Los Angeles, California
June 21, 2010

MERUELO MADDUX PROPERTIES, INC.
DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2009	December 31, 2008

Assets
Cash	$9,151	$4,460
Restricted cash	21,111	27,220
Accounts receivable	1,411	1,246
Rental properties, net	256,302	297,809
Real estate held for development	280,985	347,946
Other assets, net	2,367	3,088
Total Assets	$571,327	$681,769

Liabilities and Equity
Accounts payable	$990	$1,660
Accrued expenses and other liabilities	40,465	12,133
Notes payable secured by real estate	172,363	328,229
	213,818	342,022

Liabilities subject to compromise	202,121	–
Total Liabilities	415,939	342,022

Commitments and contingencies	–	–
Common stock, $.01 par value, 200,000,000 shares
authorized, 87,964,784 and 87,852,083 shares issued and outstanding as of December 31, 2009 and 2008, respectively	880	879
Additional paid-in capital	448,146	446,254
Accumulated deficit	(293,638)	(107,889)
Total Stockholders' Equity	155,388	339,244

Non-controlling interests	–	503
Total Equity	155,388	339,747

Total Liabilities and Equity	$571,327	$681,769

 See accompanying notes to the consolidated and combined financial statements

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Meruelo Maddux Properties, Inc.			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period January 30, 2007 through December 31, 2007	Period January 1, 2007 through January 29, 2007

Revenues:
Rental income	$23,311	$22,586	$19,495	$1,922
Management fees	41	285	260	12
Interest income	367	839	2,823	205
Other income	538	351	493	28
Total Revenues	24,257	24,061	23,071	2,167
Expenses:
Rental expenses	15,375	15,084	12,053	992
Interest expense	23,736	11,312	8,540	2,134
Depreciation and amortization	6,197	7,077	5,376	363
Impairment loss on real estate assets	148,275	139,195	-	-
General and administrative	13,093	9,504	8,986	628
Total Expenses	206,676	182,172	34,955	4,117
Loss from continuing operations before income taxes and reorganization items	(182,419)	(158,111)	(11,884)	(1,950)
Benefit from income taxes	-	51,933	-	-
Reorganization items, net	(3,987)	-
Loss from continuing operations	(186,406)	(106,178)	(11,884)	(1,950)
(Loss) income from discontinued operations	(613)	(3,188)	15	(54)
Gain on sale of real estate	830	14,189	-	-
Income (loss) from discontinued operations	217	11,001	15	(54)
Net loss	$(186,189)	$(95,177)	$(11,869)	$(2,004)
Less: net (loss) income attributable to non-controlling interests	(440)	843	-	-
Net loss attributable to common stockholders	$(185,749)	$(96,020)	$(11,869)	$(2,004)

Basic and diluted loss per share:
Loss from continuing operations	$(2.12)	$(1.22)	$(0.14)
Income from discontinued operations	0.00	0.12	0.00
Net loss	$(2.12)	$(1.10)	$(0.14)
Weighted average common shares outstanding - basic and diluted	87,951,260	86,866,699	85,218,110	N/A

See accompanying notes to the consolidated and combined financial statements

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Affiliate Notes Receivable	Non-Controlling Interests	Accumulated Deficit	Total Equity

The Predecessor
Balance at January 1, 2007	-	$4	$11,662	$(24,673)	$-	$(32,051)	$(45,058)
Contributions	-	-	-	-	-	-	-
Distributions	-	-	-	-	-	-	-
Affiliate Notes Receivable	-	-	-	(693)	-	-	(693)
Net loss	-	-	-	-	-	(2,004)	(2,004)
Balance at January 29, 2007	-	4	11,662	(25,366)	-	(34,055)	(47,755)
The Company
Reclassify Predecessor common stock and owners' deficit	-	(4)	11,462	-	-	34,055	45,513
Net proceeds from sale of common stock	85,202,957	852	418,444	-	-	-	419,296
Issuance of unvested restricted common stock	359,736	3	3,594	-	-	-	3,597
Issuance of contingent shares	275,207	3	(2,755)	2,752	-	-	-
Affiliate Notes Receivable, net	-	-	-	8,400	-	-	8,400
LTIP and restricted stock compensation			1,873		-	-	1,873
Net loss	-	-	-	-	-	(11,869)	(11,869)
Balance at December 31, 2007	85,837,900	$858	$444,280	$(14,214)	$-	$(11,869)	$419,055
Issuance of contingent shares	2,261,423	23	(14)	14,214	-	-	14,223
Forfeiture of unvested restricted common stock, net	(247,240)	(2)	5	-	-	-	3
LTIP and restricted stock compensation	-	-	1,983	-	-	-	1,983
Non-controlling interests	-	-	-	-	(340)	-	(340)
Net income (loss)	-	-	-	-	843	(96,020)	(95,177)
Balance at December 31, 2008	87,852,083	$879	$446,254	$-	$503	$(107,889)	$339,747
Issuance of unvested restricted common stock, net	112,701	1	(1)	-	-	-	-
LTIP and restricted stock compensation	-	-	1,893	-	-	-	1,893
Non-controlling interests	-	-	-	-	(63)	-	(63)
Net loss	-	-	-	-	(440)	(185,749)	(186,189)
Balance at December 31, 2009	87,964,784	$880	$448,146	$-	$-	$(293,638)	$155,388

See accompanying notes to the consolidated and combined financial statements

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOW
(In thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period January 30, 2007 thru December 31, 2007	Period January 1, 2007 thru January 29, 2007
Cash flows from operating activities:
Net loss	$(186,189)	$(95,177)	$(11,869)	$(2,004)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of real estate	(830)	(14,189)	–	–
Impairment loss on real estate assets including discontinued operations	148,828	142,295	–	–
Benefit for income taxes	–	(51,933)	–	–
Depreciation and amortization	6,202	7,377	6,064	374
Stock-based compensation expense	1,893	1,995	1,873	–
Interest income on affiliate notes receivable	–	(359)	(626)	(205)
Amortization of deferred loan costs	661	379	333	75
Excess tax benefit from stock-based compensation	(776)	(818)	(749)	–
Changes in assets and liabilities:
Accounts receivable	(165)	1,165	(1,374)	167
Other assets	(553)	(709)	(255)	126
Accounts payable	2,333	(263)	(3,063)	1,398
Accrued expenses and other liabilities	31,749	2,021	2,374	295
Net cash provided by (used in) operating activities	3,153	(8,216)	(7,292)	226

Cash flows from investing activities:
Acquisition of real estate	–	(39,231)	(101,607)	(1,875)
Expenditures for improvements to real estate	(52,938)	(77,495)	(74,924)	(4,368)
Proceeds from sale of real estate	8,331	110,602	–	–
Payment of deferred interest on notes payable to CalPERS	–	–	(32,635)	–
Change in restricted cash	6,109	(20,116)	(5,057)	280
Net cash used in investing activities	(38,498)	(26,240)	(214,223)	(5,963)

Cash flows from financing activities:
Proceeds from equity offering	–	–	455,500	–
Payment of offering costs	–	–	(35,985)	(273)
Distribution to predecessor	–	–	(2,752)	–
Investment in affiliate notes receivable	–	14,573	625	(376)
Proceeds from interim financing transactions	–	–	(5,628)	1,290
Payments to LTIP unitholders	(63)	(340)	–	–
Proceeds from notes payable	42,123	118,575	112,063	3,702
Principal payments on notes payable	(2,800)	(97,740)	(151,014)	–
Repayment of CalPERS note payable	–	–	(150,000)	–
Excess tax benefit from stock-based compensation	776	818	749	–
Net cash provided by financing activities	40,036	35,886	223,558	4,343
Net increase (decrease) in cash	4,691	1,430	2,043	(1,394)
Cash at beginning of period	4,460	3,030	987	2,381
Cash at end of period	$9,151	$4,460	$3,030	$987

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$8,182	$10,780	$40,939	$2,130
Supplemental disclosure of noncash investing and financing activities:
Accrual for real estate improvements and purchases included in real estate held for development	$6,650	$1,488	$9,640	$40,619
Fair market value of rental properties acquired from non-controlling interests of predecessor	$-	$-	$(25,657)	$-
Fair market value of real estate held for development acquired from non-controlling interests of predecessor	$-	$-	$(64,479)	$-
Decrease in affiliate notes receivable due to Taylor Yards bond release	$-	$-	$-	$-
Accounts receivable from non-controlling interests of predecessor included in additional paid in capital	$-	$-	$700	$-
Unamortized predecessor loan costs included in additional paid in capital	$-	$-	$2,425	$-
Recognition of deferred revenue related to affiliate note receivable	$-	$-	$2,752	$-
Deferred tax adjustment related to rental properties	$-	$-	$8,954	$-
Deferred tax adjustment related to real estate held for development	$-	$-	$(13,099)	$-

See accompanying notes to the consolidated and combined financial statements

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2009

1. CHAPTER 11 PROCEEDINGS

    In this report, unless the context suggests otherwise, references to “our company,””debtors,” “we,” “us” and “our” mean Meruelo Maddux Properties, Inc. and its subsidiaries.

On March 26 and 27, 2009, Meruelo Maddux Properties, Inc. (“MMPI”) and 53 of its direct and indirect subsidiaries and affiliates (the” MMPI Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division (the “Bankruptcy Court”).  These Chapter 11 cases are jointly administered under the caption “In re Meruelo Maddux Properties, Inc., et al., Case No. 1:09-bk-13356-KT” (the “Lead Chapter 11 Case” or “Lead MMPI Case”).

On September 3, 2009, two additional MMPI subsidiaries, Meruelo Maddux-845 S. Flower Street, LLC (“845 Flower”) and Meruelo Chinatown, LLC ("Meruelo Chinatown," together with 845 Flower, the "Flower Debtors"), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, Case Nos. 1:09-bk-21621-KT and 1:09-bk-21622-KT, respectively.  These cases relate to our high-rise residential project at 705 W. Ninth Street, and are not jointly administered under the Lead Chapter 11 Case.  The MMPI Debtors and Flower Debtors are referred to herein as the "Debtors" either collectively, or as to certain of such debtors as the context requires, and any one of which may be referred to herein as a "Debtor."

 We continue to operate our businesses and manage our properties that are in Chapter 11 proceedings as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the “first day” relief, the MMPI Debtors obtained Bankruptcy Court approval to, among other things, use cash collateral on an interim basis, meet our pre-petition payroll obligations, maintain our cash management systems, maintain utilities, continue to provide employee benefits and maintain our insurance programs.  The MMPI Debtors also subsequently obtained rulings determining that they were not subject to the provisions of the Bankruptcy Code applicable to debtors owning “single asset real estate,” as defined in the Bankruptcy Code. The filing of the Chapter 11 petitions by the Debtors may have given rise to claims by lenders of defaults under our debt instruments and agreements. As a result, our debt obligations may have become immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings.

Notice to Creditors. Shortly after the Chapter 11 filings on March 27 and September 3, 2009 respectively, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing.

Claims Bar Date. On June 22, 2009, the Bankruptcy Court entered an order in the Lead Chapter 11 Case, setting the last day for filing proofs of claim against the MMPI Debtors as September 24, 2009. The Bankruptcy Court set a bar date of October 30, 2009 for the filing of proofs of claim against the Flower Debtors. As a result, any and all pre-petition claims against the Debtors generally are barred if they were not filed before the applicable bar date.

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

    As discussed below, the Second Amended Joint Chapter 11 Plan (as may be further amended or supplemented, the “Plan”) currently proposed by the Debtors in the Lead MMPI Case calls for one of two treatments of our outstanding common stock.  A stockholder may elect to receive $0.08 per outstanding share.  Alternatively, a stockholder may elect to receive a number of new shares of common stock in our reorganized, post-bankruptcy company equal to the number of shares of our existing common stock held by the stockholder.  The second option will require that the stockholder make a cash payment to us equal to $0.07 per new share, in addition to exchanging the stockholder’s old shares for the new shares.  The new shares will be subject to significant ownership limits and transfer restrictions and not be freely tradeable.  If as a result of the second option we would have 300 or more stockholders, we will effect a reverse stock split to eliminate stockholders so that we have fewer than 300. We can make no assurance that any plan of reorganization will be confirmed and made effective on any of the terms and conditions currently contemplated.  For example, prior versions of the Plan called for cancellation of existing equity in MMPI. This meant that the shares owned by our existing common stockholders would be cancelled, and the stockholders would receive no value for their shares and have no rights.  The Plan as ultimately confirmed and made effective may result in no value to our stockholders. If the requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our stock and notwithstanding the fact that such holders do not receive a distribution or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our liabilities and securities, including our stock, is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Appointment of Creditors’ Committee. The Office of the United States Trustee has appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the MMPI Debtors in the Lead Chapter 11 Case. There can be no assurance that the Creditors’ Committee will support the Debtors’ positions or ultimate plan of reorganization.

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

Accordingly, any description of an executory contract or unexpired lease elsewhere herein, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

We expect that liabilities subject to compromise and resolution in the Chapter 11 proceedings may arise in the future as a result of damage claims created by the Debtors’ rejection of various executory contracts and unexpired leases. Conversely, we expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown as subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material.

Magnitude of Potential Claims. On and before June 12, 2009, the MMPI Debtors, filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the MMPI Debtors, subject to the assumptions contained in certain notes filed in connection therewith. On September 30, 2009, the two Flower Debtors filed with the Bankruptcy Court schedules and statements of financial affairs. The schedules are subject to further amendment or modification. Differences between amounts scheduled by the Debtors and claims by creditors are being investigated and will be resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

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

The Debtors filed their Chapter 11 Joint and Consolidated Plan of Reorganization on December 1, 2009 and their disclosure statement on December 4, 2009. A hearing on the approval of the disclosure statement was held on January 20, 2010. The Court declined to approve the disclosure statement at that time, and set a further hearing on the disclosure statement. As a result of the hearing and various other factors, the Flower Debtors filed on February 17, 2010 their First Amended Joint Disclosure Statement and First Amended Joint Plan of Reorganization separate from the amended plan filed in the Lead MMPI Case. A hearing on the First Amended Disclosure Statement of the Flower Debtors was scheduled for June 7, 2010 and has been continued to a date as yet to be scheduled. The Flower Debtors anticipate filing a further amended plan. On February 27, 2010, the MMPI Debtors in the Lead MMPI Case filed their First Amended Joint Chapter 11 Plan and their First Amended Disclosure Statement.  On March 19, 2010, the Court held a hearing on the First Amended Disclosure Statement.  The Debtors in the Lead Chapter 11 Case filed their Second Amended Disclosure Statement and Second Amended Joint Chapter 11 Plan on May 1, 2010, and then filed a modification to such plan on June 11, 2010. A hearing on the modified Second Amended Disclosure Statement has been scheduled for July 21, 2010.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Pursuant to applicable provisions of the Bankruptcy Code, in order for a plan of reorganization to be confirmed, among other things, the Bankruptcy Court must first approve of the adequacy of the disclosure statement filed in connection with the proposed plan.  The MMPI Debtors in the Lead MMPI Case have filed their amended disclosure statement and are in the process of seeking the Bankruptcy Court's approval.  Once a disclosure statement is approved, the disclosure statement, plan of reorganization, and a ballot for accepting or rejecting the plan will be distributed to those classes of claims entitled to vote according to the Bankruptcy Code and the Bankruptcy Court's orders.  The ballots will be returned to the Debtors and the votes will be tabulated and submitted to the Bankruptcy Court prior to the hearing at which the Debtors will seek to confirm their plan, pursuant to various applicable provisions of the Bankruptcy Code.  All parties in interest will have an opportunity to be heard.

    Pursuant to Section 1121 of the Bankruptcy Code, the exclusive period to file a plan may not be extended beyond 18 months after the petition date and the exclusive period to solicit and obtain acceptances of a plan beyond 20 months after the petition date.  The deadline for the Debtors' exclusivity has been extended from time to time by the Bankruptcy Court.  In the Lead Chapter 11 Case, subject to further extensions granted by the Bankruptcy Court, the Debtors’ exclusive right to solicit and obtain acceptances of their plan expires on September 30, 2010, except with regard to the Creditors’ Committee, an equity committee, and two minority shareholders, which have been authorized to file a plan. In the cases of Flower Debtors, the Debtors' exclusive right to solicit and obtain acceptances of their plan expires on August 30, 2010.

    Summary of Proposed Plans of Reorganization. The Plan for the MMPI Debtors generally provide for the payment in full of all creditor claims over time with interest. Generally our secured creditors for the MMPI Debtors will be paid interest over the term of the Plan and the principal balance will be paid either through the sale of the property securing the note, the refinance of the secured debt, or other satisfaction of the secured creditors’ claims. The Plan for the MMPI Debtors contemplate adding the accrued interest incurred before the effective date of the Plan to the principal balance of the secured debt unless we have agreed with the creditor to a different treatment.  The Plan also currently contemplates that a stockholder’s shares of our common stock will be treated in one of two different ways.  The stockholder may elect to receive $0.08 per outstanding share.  Alternatively, the stockholder may elect to receive a number of new shares of common stock in our reorganized, post-bankruptcy company equal to the number of shares of our existing common stock held by the stockholder.  The second option will require that the stockholder make a cash payment to us equal to $0.07 per new share, in addition to exchanging the stockholder’s old shares for the new shares.  The new shares will be subject to significant ownership limits and transfer restrictions in our organizational documents and will not be freely tradeable.  If as a results of the second treatment we would have 300 or more stockholders, we will effect a reverse stock split to eliminate stockholders so that we have fewer than 300. We can make no assurance that any plan of reorganization will be confirmed and made effective on any of the terms and conditions currently contemplated. Our operating partnership will be merged into MMPI and our operating partnership’s equity interests will be cancelled. Payment under the Plan by the MMPI Debtors will be funded from our operations, sale and refinance of certain of our assets, and from other sources.

Settlement Agreements. We are actively attempting to reach agreements with our lenders to extend the maturity dates on our notes and significantly reduce our interest rates. We have completed settlement agreements with six lenders and have obtained the necessary bankruptcy court approval with loans totaling approximately $172.4 million. On April 26, 2010 and in connection with the sale of 705 W. Ninth Street, we paid off our $84.0 million construction loan secured by this project. Excluding this loan, the weighted average pay rate on the loans approved by the Bankruptcy Court is approximately 3.8%.  Assuming the applicability of contingent interest, the weighted average interest rate would be 5.0%.

Liabilities Subject to Compromise. The following table summarizes the components of liabilities subject to compromise included on our Condensed Consolidated Balance Sheet as of December 31, 2009 (in thousands):

December 31, 2009

Notes payable secured by real estate	$189,009
Unsecured note payable	6,179
Accrued interest	3,578
Accounts payable	3,083
Accrued expenses and other liabilities	272
$202,121

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Liabilities subject to compromise refers to pre-petition obligations which may be impacted by the Chapter 11 reorganization process.  These amounts represent our current estimate of known or potential pre-petition obligations to be resolved in connection with our Chapter 11 proceedings.

Differences between liabilities we have estimated and the claims filed, or to be filed, are being investigated and resolved in connection with the claims resolution process.  We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary.  Such adjustments may be material.  In light of the expected number of creditors, the claims resolution process may take considerable time to complete.  Accordingly, the ultimate number and amount of allowed claims is not presently known.

Reorganization Items. During the year ended December 31, 2009, we paid cash related reorganization items, which are primarily composed of professional fees, of approximately $2.5 million. As of December 31, 2009, we had $1.5 million in accrued reorganization items.

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

    Settlement Agreements. On October 22, 2009 the Bankruptcy Court entered an order approving a settlement pursuant to which the parties agreed to amend a $3.4 million secured note. The principal balance did not change but the maturity date of the loan was extended to August 7, 2012 and the interest rate was reduced to a fixed rate of 2.5% per annum to maturity.  The order provided for, among other things, the payment of pre-petition interest from unrestricted cash and authorized recurring interest only payments thereafter to be made from cash collateral.

    On January 5, 2010, the Bankruptcy Court entered an order approving a settlement pursuant to which the parties agreed to amend a $2.9 million secured note. The settlement provided for a $55,000 principal reduction payment and $100,000 in approved fees. The maturity date of the loan was extended to January 26, 2013 and the interest rate was reduced to a fixed rate of 3.75% per annum to maturity.  The order provided for, among other things, the payment of interest from January through October 2009 from unrestricted cash and authorized recurring interest only payments thereafter to be made from cash collateral.

    On March 30, 2010, the Bankruptcy Court entered an order approving a settlement with one of the Company’s lenders to amend three secured notes totaling $21.5 million. The principal balances did not change. The maturity dates of these loans were extended to January 1, 2013. The initial interest rate is 3.25%. The interest rates are based on the six month Treasury plus 3.0% per annum. Contingent interest also may be applicable and accrues at the greater of i) prime plus 1.0% less the pay rate or ii) 8.25% less the pay rate. Contingent interest is applicable and payable to the extent that there are excess proceeds upon the sale of the property or based on a calculation of excess proceeds that would be derived using the deemed fair market value of the property at the prepayment date or at loan maturity.

    Having obtained prior approval from the Bankruptcy Court, we sold on April 26, 2010 our 705 W. Ninth Street project for $110.0 million and paid off our $84.0 million 12.0% construction loan with its applicable accrued interest. When we entered into our purchase and sale agreement in February 2010, we also began to negotiate a settlement agreement with our construction lender. We agreed to pay the principal amount of the note and interest at the stated rate.  To the extent not recovered in the payoff amount, the lender waived any rights, which were disputed by us, to charge default interest or recover bankruptcy related costs that it had incurred.

    On June 8, 2010 the Bankruptcy Court entered an order approving a settlement pursuant to which the parties agreed to amend a $2.0 million secured note. The maturity date was extended to June 8, 2013 and the interest rate was fixed at 4% per annum with limited amortization. The settlement also provided for the payment of accrued interest and $35,000 in approved fees.

    On June 17, 2010, the Bankruptcy Court entered an order approving a settlement with one of the Company’s lenders to amend two secured notes totaling $58.7 million. The settlement provided for the payment of approximately $0.19 million in approved fees. Pursuant to the agreement, the maturity dates will be extended four years from the date the Bankruptcy Court will issue its order, which is generally a few days after a hearing.  Outstanding accrued interest from January 1, 2009 through the date of the Bankruptcy Court’s order totaling approximately $3.4 million will be added to the principal balance of the notes. The payment rate during the term of the notes is interest only and is due and payable monthly at 4.0% per annum. Interest rates during the term of the notes are 4.0% per annum during the first year, 4.5% per annum during the second year and 5.0% per annum for the third and fourth year. Interest that accrues in excess of the payment rate is deferred until the note is paid in full or upon the maturity date.

    On March 19, 2010, we filed a motion for approval of a settlement with the County of Los Angeles Tax Collector regarding the calculation and payment of the County’s secured tax claims.  An initial hearing on the motion was held on April 9, 2010, and was continued to June 29, 2010.  We are continuing to negotiate with other lenders and parties in interest regarding the treatment of their claims under our proposed Chapter 11 plan.

    Once a settlement agreement is approved by the Bankruptcy Court, we reclassify the prepetition accrued interest and principal on the consolidated balance sheet from liabilities subject to compromise to accrued expenses and other liabilities and notes payable secured by real estate. We reflect our post-petition accrued interest in accordance with the terms of the settlement agreement. For loans that have not been restructured, we commenced on March 27, 2009 accruing interest at the default rate and continue doing so, unless we settle with the lender and the Bankruptcy Court approves the settlement. Recording default interest increased our interest expense for 2009 by approximately $6.5 million.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

2.  ORGANIZATION AND DESCRIPTION OF THE BUSINESS

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

We commenced substantial operations upon completion of our IPO and sold to the public 40,000,000 shares of our common stock at $10.00 per share. On February 14, 2007, the underwriters of our IPO exercised their option to purchase an additional 5,550,000 shares of our common stock at $10.00 per share. Including the shares issued in the over-allotment option, we raised approximately $425.7 million in proceeds in our IPO, after the underwriting discount but before expenses related to the IPO. Our company’s operations are predominantly carried on through, and its assets are owned though, Meruelo Maddux Properties, L.P., which we refer to as our operating partnership. As of December 31, 2009, we held a 99.6% interest in our operating partnership. We are structured as a taxable corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).  As of December 31, 2009, the total number of shares of our common stock outstanding was 87,964,784.

As more fully described in Note 1, we and substantially all of our subsidiaries are in bankruptcy.  The outcome of the bankruptcy proceedings will determine whether our existing stockholders will have any equity value in our company.  The most recently proposed plan of reorganization in connection with our bankruptcy contemplates that a stockholder’s shares of our common stock will be treated in one of two different ways.  The stockholder may elect to receive $0.08 per outstanding share.  Alternatively, the stockholder may elect to receive a number of new shares of common stock in our reorganized, post-bankruptcy company equal to the number of shares of our existing common stock held by the stockholder.  The second option will require that the stockholder make a cash payment to us equal to $0.07 per new share, in addition to exchanging the stockholder’s old shares for the new shares.  The new shares will not be freely tradeable and will be subject to significant ownership limits and transfer restrictions in our organizational documents.  We can make no assurance that any plan of reorganization will be confirmed and made effective on any of the terms and conditions currently contemplated.  The plan of reorganization as ultimately confirmed and made effective may result in no value to our stockholders.

Our obligation to file reports with the Securities and Exchange Commission is suspended effective with fiscal year 2010, and the most recently proposed plan of reorganization contemplates terms and conditions that may result in the indefinite suspension of our obligation to file reports.  We currently expect that this annual report on Form 10-K, which relates to fiscal year 2009, is the last report we will file with the Securities and Exchange Commission.

We are a self-managed, full-service real estate company that develops, redevelops and owns commercial and residential properties located in downtown Los Angeles and other densely populated urban areas in California.  We focus on properties that have alternate, more profitable uses achievable through major renovation, redevelopment or development. Our projects are predominantly located in a densely urban, multi-ethnic environment and involve numerous local entitlement, property assemblage and physical challenges. To preserve cash as a result of our bankruptcy filings, we have substantially stopped all development activities, other than our 705 W. Ninth Street project.

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

As of December 31, 2009, we own 27 rental projects and 16 projects held for real estate development. Most of our projects are located in or around the downtown area of Los Angeles, and all of our projects are in Southern California.  Prior to our IPO and related formation transactions, the predecessor business owned substantially 100% of the combined interests (whether ownership, lease or purchase right interests) in our projects through limited liability companies and S-corporations.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

3. CONDENSED COMBINED FINANCIAL INFORMATION OF ENTITIES IN CHAPTER 11 PROCEEDINGS

Since the consolidated financial statements of the Company included entities not in Chapter 11 reorganization proceedings, the following presents condensed combined financial information of the entities in Chapter 11 reorganization proceedings. The condensed combined financial information has been prepared, in all material aspects, on the same basis as the consolidated financial statements of the Company.

Condensed Combined Debtors-in-Possession Balance Sheet
(In thousands)

As of December 31, 2009

Assets
Cash	$9,150
Restricted cash	21,111
Accounts receivable	1,411
Rental properties, net	256,302
Real estate held for development	280,901
Other assets, net	2,367
Total assets	$571,242

Liabilities and Stockholders' Equity
Accounts payable	$986
Accrued expenses and other liabilites	40,356
Due to affiliates, net	5,813
Notes payable secured by real estate	172,363
219,518
Liabilities subject to compromise	202,121
Total liabilities	421,639
Stockholders' equity	149,603
Total liabilities and stockholders' equity	$571,242

Condensed Combined Debtors-in-Possession Statements of Operations
For The Year Ended December 31, 2009
(In thousands)

	March 27 to December 31, 2009 (1)	September 4 to December 31, 2009 (2)	Combined

Total Revenue	$18,146	$153	$18,299
Expenses
Rental expenses	11,284	18	11,302
Interest expense	18,890	-	18,890
Depreciation and amortization	4,718	-	4,718
Impairment loss on real estate assets	130,761	18,068	148,829
General and administrative	10,130	-	10,130
Total expenses	175,783	18,086	193,869
Loss before reorganization items and gain on sale	(157,637)	(17,933)	(175,570)
Gain on sale of real estate	830	-	830
Reorganization items, net	(3,935)	(52)	(3,987)
Net loss	$(160,742)	$(17,985)	$(178,727)

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Condensed Combined Debtors-in-Possession Statement of Cash Flows
For The Year Ended December 31, 2009
(In thousands)

	MMPI Debtors	Flower Debtors
	March 27 to December 31, 2009 (1)	September 4 to December 31, 2009 (2)	Combined

Net loss	$(160,742)	$(17,985)	$(178,727)
Adjustments to reconcile net loss to cash (used in) cash provided by operating activities	149,765	3,524	153,289
Net cash used in operating activities	(10,977)	(14,461)	(25,438)
Net cash provided by investing activities	17,223	14,461	31,684
Net cash used in financing activities	(376)	-	(376)
Net increase in cash and cash equivalents	5,870	-	5,870
Cash and cash equivalents at beginning of period	3,278	2	3,280
Cash and cash equivalents at end of period	$9,148	$2	$9,150

(1)
On March 26 and 27, 2009, MMPI Debtors filed for Chapter 11 protection. The condensed combined statement of operations and the condensed combined statement of cash flows for the year ended December 31, 2009 represent the financial results after the bankruptcy filings.

(2)
On September 3, 2009, the Flower Debtors filed for Chapter 11 protection. The condensed combined statement of operations and the condensed combined statement of cash flows for the year ended December 31, 2009 represent the financial results after the bankruptcy filings.

4.  GOING CONCERN

    We are operating pursuant to Chapter 11 of the Bankruptcy Code and our continuation as a going concern is contingent upon, among other things, our ability to (i) obtain confirmation of a plan of reorganization under the Bankruptcy Code; (ii) achieve sufficient cash flows from our operations; (iii) obtain concessions from our lenders; and (iv) realize net proceeds from the sale of certain assets. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization. The conditions described above create substantial doubt as to our ability to continue as a going concern.  Our 2009 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

We are a development company and experience significant, recurring cash shortfalls.  Before filing our Chapter 11 petitions, we needed to generate approximately $28.0 million in cash annually to cover such shortfalls from (i) operating activities, (ii) recurring investment activities such as carrying costs for interest payments, real estate taxes and other unfunded development expenditures and (iii) capital expenditures on existing rental properties.

    Given these recurring shortfalls, it is important to reduce these recurring charges and obtain Bankruptcy Court approval of our proposed plan of reorganization. As presently proposed, our Plan adds the deferred interest incurred before the effective date of the plan to the note balance. For our plan of reorganization to be successful, we must obtain significant concessions from our lenders.

These factors, along with the general economy, credit markets, and other factors, many of which are beyond our control, will impact our results of operations and raise substantial doubt about our ability to continue as a going concern.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 cases. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to stockholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (3) as to operations, the effect of any changes that may be made to our business. In addition, the financial statements do not reflect the amounts that may be allowed with respect to pre-petition claims and liabilities which may, as a result of the filing of proofs of claims by our creditors, result in liabilities in excess of those estimated by us.

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

Accounts receivable

Accounts receivable includes current receivable and other deferred rents receivables carried net of the allowance for doubtful accounts.  Our company maintains an allowance for doubtful accounts that may result from the inability of tenants to make required payments. We specifically analyze accounts receivable and historical bad debt, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, if a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. As of December 31, 2009 and 2008, we had an allowance for bad debts of $0.6 million.

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

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

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

The acquisition of real estate properties is accounted for whereby the value of real estate acquired is allocated between land, buildings and improvements, acquired leasing commissions and tenant coordination costs, and to acquire above- and below-market leases and tenant relationships. The fair value of tangible assets is determined on an “as-if-vacant” basis based upon comparable sales and other relevant information obtained in connection with the acquisition of the property. The estimated fair value of acquired in-place at-market leases are the costs we would have incurred to lease property to the occupancy level of the property at the date of acquisition. Such estimate includes the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to 9-12 months. These allocations have a direct impact on our results of operations as allocations between land, buildings and improvements because, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to allocating the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases.

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

Real Estate Held for Sale

We classify an asset held for sale when, among other criteria, the sale of the asset has been approved, the asset has been marketed for sale and we expect that the sale will likely occur within the next 12 months. Upon classification of an asset as held for sale, the net book value of the asset, excluding long-term debt, is included in discontinued operations for all periods presented.  We did not have any properties classified as held for sale as of December 31, 2009 and 2008.

Impairment of Long-Lived Assets

We record impairment losses when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets to be held and used are less than their related carrying amounts. The amount recorded as an impairment loss is measured as the difference between the carrying value of the asset and its related discounted cash flows. In addition, we account for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. Management assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. See Note 14 below for additional information.

We recognized $148.8 and $142.3 million of impairment losses on real estate during the years ended December 31, 2009 and 2008, respectively. No impairment was recognized during the year ended December 31, 2007.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Deferred Loan Costs

Costs incurred in issuing secured notes payable are capitalized. Deferred loan costs are included in other assets in the balance sheets. The deferred loan costs are amortized to interest expense over the life of the related loan. Any unamortized amounts upon early repayment of secured notes payable are written off to amortization expense in the period of repayment. Unamortized amounts on loans repaid in connection with the formation transactions were written off against additional paid in capital. During 2009, 2008 and 2007, we recognized amortization of deferred loan costs in interest expense of $0.6 million, $0.5 million and $0.4 million, respectively.

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

The affect of the straight line rent adjustment decreased revenue by $0.3 million for the year ended December 31, 2009 and increased revenue by $0.1 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in accounts receivable in the consolidated or combined balance sheets. Recoveries from tenants for common area maintenance expenses, real estate property taxes and other recoverable operating expenses are recognized as revenue in the period the associated costs are incurred. Accordingly, we recognized recovery revenue of $0.6 million, $0.8 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.  In addition, the company records a capital asset for leasehold improvements constructed by us that are reimbursed by tenants, with the offsetting amount recorded to deferred revenue which is included in accrued expenses and other liabilities. The deferred revenue is amortized as additional rental revenue over the life of the related lease.

    Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees are recorded when the related leases are canceled and the company has no continuing obligation to provide services to such former tenants. Lease termination fees are included in rental revenues and were not material for the years ended December 31, 2009, 2008 and 2007.

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

During the year ended December 31, 2009, we sold three properties and recognized $0.8 million in gain on sale of real estate, net of income taxes.  During the year ended December 31, 2008, we sold six projects and recognized $14.2 million in gain on sale of real estate, net of income taxes.  There were no gains on sale of real estate recognized during the year ended December 31, 2007.

If the sales criteria are not met the company defers gain recognition and accounts for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Income Taxes

We are subject to federal income taxes in the United States, the State of California and local jurisdictions in which we operate requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

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

Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at December 31, 2009 and 2008, respectively, were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

    The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable, accrued expenses, other liabilities and liabilities subject to compromise approximate fair value because of the short-term nature of these instruments.

    We calculate the fair value of our notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.  At December 31, 2009 and 2008, the aggregate fair value of our secured notes payable is estimated to be approximately equal to $172.4 million and $328.1 million, respectively.

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

Share-Based Compensation

    We have awarded stock-based compensation to employees and members of our Board of Directors in the form of restricted shares and LTIP units. Restricted shares are accounted for based on their fair market value at the date of grant and amortized over the vesting period. We used a third-party consultant to estimate the fair value of our LTIP units as more fully described in Note 16 Equity Incentive Plan. The fair value is based on the market value of our common shares on the date of the grant and a discount for post-vesting probabilities and other restrictions.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
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

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications had no impact on the company’s results of operations.

6.  NON-CONTROLLING INTERESTS

Non-controlling interests relate to the interests in our operating partnership that are not owned by our company and are reported as a component of total equity in consolidated balance sheets (See Note 22).   In conjunction with the formation of our company, our operating partnership issued LTIP units to certain executives. LTIP units are a special class of partnership interest in our operating partnership.  Initially, LTIP units do not have full parity with common units in our operating partnership with respect to allocation of profits or losses and distributions of disposition proceeds and are not redeemable for shares of our common stock.  The LTIP units do not have a mandatorily redeemable feature and the non-controlling interests have no obligation to fund losses of the Company. Upon the occurrence of certain events in accordance with the terms of our operating partnership agreement, the LTIP units will achieve parity (equalization) with common units in our operating partnership, will be entitled to a non-recurring special allocation of income (losses) for the specific equalization event, and thereafter will share in profits and losses of the operating partnership equal to their effective ownership interest (0.4% at December 31, 2009).

On March 31, 2008, an equalization event occurred and in accordance with the terms of our partnership agreement, all 347,835 outstanding LTIP units at the time achieved parity with common units in our operating partnership and upon completion of the vesting requirements more fully described in Note 16 Equity Incentive Plan, all units will be redeemable for cash, or at our election, shares of our common stock on a one-for-one basis

7.  RENTAL PROPERTIES

    Rental properties consist of the following (in thousands):

	December 31, 2009	December 31, 2008

Rental Properties
Land	$124,277	$144,778
Building and improvements	162,745	178,203
	287,022	322,981
Less: Accumulated Depreciation	(30,720)	(25,172)
	$256,302	$297,809

As of December 31, 2009 and 2008, we had 27 rental projects, all of which are located in Southern California.  In 2009 and 2008, we had asset impairments of $36.7 million and $59.9 million respectively, which continued to reduce the asset values upon which depreciation expense is based. Depreciation expense on buildings and building improvements (including discontinued operations) was approximately $5.6 million, $6.7 million and $5.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

8.  REAL ESTATE HELD FOR DEVELOPMENT

Real estate held for development consists of the following (in thousands):

	December 31, 2009	December 31, 2008

Real estate held for development
Land	$201,077	$263,155
Building and improvements	455	1,783
Construction in progress	79,453	83,008
	$280,985	$347,946

    As of December 31, 2009 and 2008, we owned 16 and 19 properties held for real estate development respectively. Interest incurred for the years ended December 31, 2009, 2008, and 2007 was approximately $41.8 million, $24.7 million and $25.7 million, of which $14.3 million, $13.2 million and $9.8 million was capitalized, respectively.  In 2009 and 2008, we recorded assets impairment on real estate held for development of $112.1 million and $82.4 million respectively.

9.  OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31, 2009	December 31, 2008

Other assets
Deferred loan costs	$2,817	$2,829
Intangible assets - in-place leases	1,493	1,209
Machinery and equipment	2,493	2,459
Deposits and prepaid expenses	1,256	997
	8,059	7,494
Accumulated depreciation and amortization	(5,692)	(4,406)
	$2,367	$3,088

10.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	December 31, 2009	December 31, 2008

Accrued expenses and other liabilities
Accrued property taxes	$9,190	$6,104
Accrued interest - mortgage debt	15,446	1,975
Accrued default interest	6,514	-
Tenant security deposits	1,392	1,878
Other	7,923	2,176
	$40,465	$12,133

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

11.  NOTES PAYABLE SECURED BY REAL ESTATE

    Notes payable secured by real estate consists of the following (in thousands):

Project Name	Interest Rate	Maturity Date (3)	Balance at 12/31/09 (2)	Balance at 12/31/08
Fixed rate mortgage note
1500 Griffith Avenue	3.75%	January 26, 2013	$2,945	$-
Center Village	2.50%	August 7, 2012	3,350	-
Seventh Street Produce Market/Alameda Square	4.00%	June 17, 2014	48,816	48,946
705 W. Ninth Street	12.00%	April 26, 2010	84,000	42,000
Crown Commerce Center (1)	7.48%	September 5, 2011	-	10,182
Seventh Street Produce Market/Alameda Square	4.00%	June 17, 2014	9,848	9,861
Washington Cold Storage (1)	6.93%	April 13, 2016	-	9,555
2131 Humboldt Street (1)	6.50%	January 1, 2011	-	7,000
420 Boyd Street (1)(4)	7.49%	June 15, 2012	-	5,950
1500 Griffith Avenue	7.00%	January 24, 2013	-	3,000
905 E. 8th Street	4.00%	May 6, 2013	1,950	1,950
500 Mateo Street	7.00%	March 1, 2011	-	460
Total Fixed Rate Mortgage Notes			$150,909	$138,904

Variable rate mortgage note
1919 Vineburn Avenue	3.25% (8.25% contingent)	January 1, 2013	$5,468	$-
Center Village	3.25% (8.25% contingent)	January 1, 2013	6,978	-
Ullman Tower One	3.25% (8.25% contingent)	January 1, 2013	9,008	-
Union Lofts Mini Permanent Loan (1)(4)	1-Month LIBOR plus 1.65%	March 1, 2009	-	28,108
Meruelo Wall Street (1)	Prime plus 2.00%	November 5, 2011	-	20,878
South Park Towers (1)(4)	Prime Rate	July 14, 2009	-	20,000
Sky Arc (1)(4)	Prime plus 2.00%	June 15, 2009	-	17,000
Southern California Institute of Architecture (1)(4)	Prime plus 0.25%	August 1, 2011	-	10,114
Barstow Produce Center Construction Loan (1)(4)	Prime plus 0.75%	January 9, 2013	-	8,999
Ullman Tower One (4)	Prime Rate plus 1.00%	June 1, 2009	-	8,885
Pomona Park Village (1)(4)	Prime plus 7.00%	June 26, 2011	-	8,800
1875 W. Mission Blvd. (1)	6-Month LIBOR plus 6.25%	April 1, 2009	-	8,480
788 South Alameda Street (1)(4)	Prime plus 0.50%	April 1, 2013	-	7,165
Center Village	Prime plus 1.00%	October 1, 2009	-	6,985
4th Street Center and 1500 Griffith Avenue (1)(4)	Prime plus 1.00%	August 1, 2009	-	6,397
Barstow Produce Center Construction Loan (1)(4)	Prime plus 1.00%	January 9, 2010	-	6,190
Washington Produce Market (1)	Prime plus 0.50%	December 5, 2012	-	6,072
1919 Vineburn Avenue	Prime plus 1.00%	July 1, 2009	-	5,473
620 Gladys Avenue (1)(4)	Prime Rate	October 1, 2009	-	5,383
Desmond Buidling (1)(4)	Prime plus 1.00%	May 1, 2009	-	5,340
Center Village (4)	Prime Rate	November 7, 2010	-	3,350
Santa Fe Plaza (1)(4)	6-Month U.S. Treasury plus 2.88%	October 1, 2017	-	3,137
3rd & Omar (1)(4)	Prime plus 0.25%	August 15, 2010	-	2,569
Total Variable Rate Mortgage Notes			$21,454	$189,325

Grand Total			$172,363	$328,229

(1) The filing of the Chapter 11 petitions may have given rise to claims by lenders of defaults under our debt instruments and agreements. As a result, our debt obligations may have become immediately payable and default may be applicable. Accordingly, we are recording these loans as notes payable subject to compromise, which totaled $195.2 million as of December 31, 2009.
(2) We obtained consensual loan agreements with our lenders which have been approved by the Bankruptcy Court.
(3)For the notes payable subject to compromise, we have indicated the maturity date in effect under the original note. The filing of the Chapter 11 petitions may have given rise to claims by lenders of defaults under our debt instruments and agreements. As a result, our debt obligations may have become immediately payable and default may be applicable.
(4)The Company or a related entity is the guarantor for this loan.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

    On October 22, 2009 the Bankruptcy Court entered an order approving a settlement pursuant to which the parties agreed to amend a $3.4 million secured note. The principal balance did not change but the maturity date of the loan was extended to August 7, 2012 and the interest rate was reduced to a fixed rate of 2.5% per annum to maturity.  The order provided for, among other things, the payment of pre-petition interest from unrestricted cash and authorized recurring interest only payments thereafter to be made from cash collateral.

    On January 5, 2010 the Bankruptcy Court entered an order approving a settlement pursuant to which the parties agreed to amend a $2.9 million secured note. The settlement provided for a $55,000 principal reduction payment and $100,000 in approved fees. The maturity date of the loan was extended to January 26, 2013 and the interest rate was reduced to a fixed rate of 3.75% per annum to maturity.  The order provided for, among other things, the payment of interest from January through October, 2009 from unrestricted cash and authorized recurring interest only payments thereafter to be made from cash collateral.

    On March 30, 2010 the Bankruptcy Court entered an order approving a settlement with one of its lenders to amend three secured notes totaling $21.5 million. The principal balances did not change. The maturity dates of these loans were extended to January 1, 2013. The initial interest rate is 3.25%. The interest rates are based on the six month Treasury plus 3.0% per annum. Contingent interest also may be applicable and accrues at the greater of i) prime plus 1.0% less the pay rate or ii) 8.25% less the pay rate. Contingent interest is applicable and payable to the extent that there are excess proceeds upon the sale of the property or based on a calculation of excess proceeds that would be derived using the deemed fair market value of the property at the prepayment date or at loan maturity. As of December 31, 2009 we have recorded $1.1 million in contingent interest related to these three loans. No other loans have contingent interest.

    Having obtained prior approval from the Bankruptcy Court, we sold on April 26, 2010 our 705 W. Ninth Street project for $110.0 million and paid off our $84.0 million 12.0% construction loan with its applicable accrued interest. When we entered into our purchase and sale agreement in February 2010, we also began to negotiate a settlement agreement with our construction lender. We agreed to pay the principal amount of the note and interest at the stated rate.  To the extent not recovered in the payoff amount, the lender waived any rights, which were disputed by us, to charge default interest or recover bankruptcy related costs that it had incurred.

    On June 8, 2010 the Bankruptcy Court entered an order approving a settlement pursuant to which the parties agreed to amend a $2.0 million secured note. The maturity date was extended to June 8, 2013 and the interest rate was fixed at 4% per annum with limited amortization. The settlement also provided for the payment of accrued interest and $35,000 in approved fees.

    On June 17, 2010, the Bankruptcy Court entered an order approving a settlement with one of the Company’s lenders to amend two secured notes totaling $58.7 million. The settlement provided for the payment of approximately $0.19 million in approved fees. Pursuant to the agreement, the maturity dates will be extended four years from the date the Bankruptcy Court will issue its order, which is generally a few days after a hearing.  Outstanding accrued interest from January 1, 2009 through the date of the Bankruptcy Court’s order totaling approximately $3.4 million will be added to the principal balance of the notes. The payment rate during the term of the notes is interest only and is due and payable monthly at 4.0% per annum. Interest rates during the term of the notes are 4.0% per annum during the first year, 4.5% per annum during the second year and 5.0% per annum for the third and fourth year. Interest that accrues in excess of the payment rate is deferred until the note is paid in full or upon the maturity date.

    As of December 31, 2009 and 2008, the balance of our notes payable secured by real estate was $172.4 million and $328.2 million, respectively.  We classified on our consolidated balance sheet approximately $195.2 million of our notes payable secured by real estate as liabilities subject to compromise and the remaining $172.4 million as notes payable secured by real estate. In our proposed Plan we intend to pay the full amount of these secured claims with interest.  As of December 31, 2009 and December 31, 2008, the total balance of our notes payable secured by real estate was $367.6 million and $328.2 million, respectively.

As of December 31, 2009, principal payments due for mortgage notes are as follows (in thousands):

2010	$ 84,026
2011	58
2012	3,421
2013	26,194
2014	58,664
$ 172,363

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

    As of December 31, 2009 and 2008, the Prime rate was 3.25%.  In addition, previously to our bankruptcy filings we had loans that were calculated using the one-month LIBOR rate, the six-month LIBOR rate and the six-month Treasury rate, respectively.  The one-month LIBOR rates in place at December 31, 2009 and 2008 were 0.23% and 0.44%, respectively.  The six-month LIBOR rates in place at December 31, 2009 and 2008 were 0.43% and 1.75%, respectively. The six-month Treasury rate in place at December 31, 2009 and 2008 were 0.22% and 0.27%, respectively.  For the notes approved by the Bankruptcy Court, the weighted average interest rate of our debt, excluding contingent interest, was 3.75% and 7.14% at December 31, 2009 and 2008, respectively. Assuming the applicability of contingent interest, the weighted average interest rate as of December 31, 2009 would be 4.97%. No loans had contingent interest provisions in effect as of December 31, 2008.

    At December 31, 2009 and 2008, the carrying value of the real estate securing the fixed and variable rate mortgages was approximately $183.8 million and $593.2 million, respectively. At December 31, 2009, the total carrying value of the real estate securing the fixed and variable rate mortgages and the fixed and variable secured mortgage debt subject to compromise was $440.6 million.

    Several of the mortgage notes for properties held for development have an interest reserve with the respective lender. These reserves generally cover the estimated interest carrying costs during the mortgage term. As interest accrues it is added to the note balance up to the amount of the interest reserve. At December 31, 2009 and December 31, 2008, there was approximately $3.9 million and $7.2 million, respectively, in the various interest reserve accounts.

12.  DISCONTINUED OPERATIONS

    We completed the sale of our Covina Gardens project for $1.1 million on July 13, 2009 and our Camfield Retail Center project on September 18, 2009 for $5.0 million.  We suspended development activity and commenced expensing our carrying costs on January 1, 2009 for these development projects and accordingly have included them in the consolidated statement of operations as discontinued operations for the year ended December 31, 2009.

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

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

    The following table summarizes the income and expense components that comprise income (loss) from discontinued operations of the company for the years ended December 31, 2009 and December 31, 2008 and the period from January 30, 2007 to December 31, 2007 and the predecessor for the period from January 1, 2007 to January 29, 2007 (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from January 30, to December 31, 2007	Period from January 1, to January 29, 2007
Revenue:
Rental income	$53	$2,195	$2,152	$36
Total Revenue	53	2,195	2,152	36
Expenses:
Rental expenses	72	922	471	7
Interest expense	10	725	970	72
Income tax expense	-	112	-	-
Depreciation and amortization	5	492	687	11
Impairment loss on real estate assets	554	3,100	-	-
General and administrative	25	32	9	-
Total Expenses	666	5,383	2,137	90
Total (Loss) Income from Discontinued Operations	$(613)	$(3,188)	$15	$(54)

13.  RENTAL INCOME

Rental income consists of fixed minimum rents, contingent rents and reimbursements from tenants of common area maintenance expenses and real estate taxes under noncancelable operating lease agreements.

Minimum future rental receipts, excluding any reimbursement of expenses or contingent rents, due to us for the years succeeding December 31, 2009, are as follows (in thousands):

2010	………………………………………………………………………………………	$ 9,396
2011	………………………………………………………………………………………	7,206
2012	………………………………………………………………………………………	6,405
2013	………………………………………………………………………………………	5,679
2014	………………………………………………………………………………………	4,612
Thereafter	………………………………………………………………………………………	-
		$ 33,298

14.  IMPAIRMENT LOSS ON REAL ESTATE ASSETS

Because of our Chapter 11 reorganization proceedings and the uncertainty to finance, develop and operate our real estate properties, we have stated our real estate assets at the lower of cost or fair value. We have compared the net book value of our assets to similar assets in the market adjusted for other factors such as tenant mix, lease term, income-producing characteristics, financing terms, location, physical characteristics and project age. For the year ended December 31, 2009, we recognized impairment on 15 rental projects totaling $36.4 million, 13 development projects totaling $111.9 million and two projects included in discontinued operations totaling $0.6 million.

Based on periodic market assessments performed by comparing the book value of our assets to similar assets on the market adjusted for other factors such as capitalization rates, financing options, location and age of the project throughout the year ended December 31, 2008, we recognized impairment on eight rental projects totaling $59.9 million, 10 development projects totaling $69.0 million and two projects included in discontinued operations totaling $3.1 million.  In addition, we recognized impairment on three development projects after carefully evaluating our options and making the strategic business decision to no longer pursue our purchase of these projects.  As such, we recognized impairments on $10.3 million in purchase deposits and capitalized costs related to these projects.  No impairment loss was recognized during the year ended December 31, 2007.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

15.  LOSS PER SHARE

The following is a summary of the elements used in calculating basic and diluted loss per share (in thousands except for share data):

	For the year ended December 31,
	2009	2008
Loss from continuing operations before income taxes,
reorganization items	$(182,419)	$(158,111)
Benefit from income taxes	-	51,933
Reorganization items	(3,987)	-
Loss from continuing operations	$(186,406)	$(106,178)
(Loss) income from discontinued operations	(613)	(3,188)
Gain on sale of real estate	830	14,189
Income (loss) from discontinued operations	217	11,001
Net loss	$(186,189)	$(95,177)
Less: net income (loss) attributable to
non-controlling interests	(440)	843
Net loss attributable to common stockholders	$(185,749)	$(96,020)

Weighted average common shares outstanding – basic	87,951,260	86,866,699
Weighted average common shares outstanding – diluted	87,951,260	86,866,699
Net income (loss) per share - basic	$(2.12)	$(1.10)
Net income (loss) per share - diluted	$(2.12)	$(1.10)

For all time periods presented, the potentially dilutive shares were not included in the loss per share calculation as their effect is anti-dilutive.  For the year ended December 31, 2009, the potentially dilutive shares that were not included consist of 93,201 unvested shares of restricted stock and 482,835 LTIP units granted to employees and directors of the Company.

16.  EQUITY INCENTIVE PLAN

On January 30, 2007, we adopted an equity incentive plan. The purpose of the 2007 Equity Incentive Plan is to provide us with the flexibility to use restricted stock, LTIP units and other awards as part of an overall compensation package to provide compensation to attract and retain qualified personnel. The LTIP units are interests in the operating partnership that, upon the allocation of profits from the operating partnership over time, may be converted into the operating partnership’s common units (a “Partnership Common Unit”) and consequently, become redeemable by the holder on a one-for-one basis for cash equal to the value of a share of our common stock or, at the Company’s election, a share of the Company’s common stock. We have initially reserved 2,277,500 shares of our common stock for the issuance of awards under our equity incentive plan. From the initial reservation, there remain 1,071,267 unissued shares of our common stock under our equity incentive plan. The number of shares reserved under our equity incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our equity incentive plan will be available for future awards.

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

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

16.  EQUITY INCENTIVE PLAN (Continued)

    As of December 31, 2009, there was approximately $0.1 million of total unrecognized compensation cost related to the non-vested portion of restricted stock under the equity incentive plan. The cost is expected to be recognized over a weighted average period of 0.1years. The fair value of the unvested restricted shares outstanding as of December 31, 2009 was approximately $0.9 million.  The compensation cost related to restricted stock recognized during the year ended December 31, 2009 was approximately $1.0 million and for the years ended December 31, 2008 and 2007 was $1.1 million for each per year.

Restricted Stock	Number of Restricted Stock Shares	Weighted Average Issuance Date Fair Value
Outstanding at January 1, 2008	359,736	$10.09
Issued	22,500	2.74
Vested	(112,496)	10.20
Forfeited	(44,836)	6.90
Outstanding at December 31, 2008	224,904	9.94
Issued	-	-
Vested	(112,701)	10.13
Forfeited	(19,002)	8.55
Outstanding at December 31, 2009	93,201	$9.98

    Long-term Incentive Units

    Under our equity incentive plan, our operating partnership issued to certain executives an aggregate of 327,835 LTIP units on January 30, 2007. These LTIP units are subject to a two-year restriction period during which the LTIP units and the Partnership Common units (into which the LTIP units are convertible) are prohibited from being redeemed or transferred, and vest over three years subject to certain continuing employment requirements.  On December 31, 2009, 2008 and 2007, our operating partnership issued certain executives an aggregate of 60,000 LTIP units pursuant to their employment agreements (an aggregate 20,000 LTIP units per year).  On May 8, 2008, we hired Andrew Murray to serve as Chief Financial Officer of the Company effective May 23, 2008.  Mr. Murray is entitled to receive up to 200,000 LTIP units upon the achievement of certain performance milestones and 300,000 LTIP units upon the passage of time pursuant to his employment agreement.

    During the period from January 30, 2007 through December 31, 2007, compensation expense related to LTIP units was approximately $0.8 million.  During the years ended December 31, 2008 and 2009, compensation expense related to LTIP units was approximately $0.9 million each per year.  As of December 31, 2008, there was approximately $0.4 million of total unrecognized compensation cost related to the LTIP units under the equity incentive plan.

LTIP Units	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	347,835	7.43
Granted	55,000	1.20
Redeemed	-	-
Outstanding at December 31, 2008	402,835	6.58
Granted	80,000	1.03
Redeemed	-	-
Outstanding at December 31, 2009	482,835	5.66

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

16.  EQUITY INCENTIVE PLAN (Continued)

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

    In the Company’s view, the models used met all three required criteria.  The valuation technique applied was applied in a manner consistent with the fair value measurement objective and was based on established principles of financial economic theory and generally applied in that field.  In addition, it reflected all substantive characteristics of the instrument as it reflected the market price of a common share discounted for the lack of marketability and the risk related to the book-up requirement.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

17.  QUARTERLY FINANCIAL DATA (Unaudited)

Presented below is a summary of our consolidated and our Predecessor’s combined quarterly financial data for the years ended December 31, 2009 and 2008 (in thousands except per share data).

	Consolidated Financial Statements
	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total revenue	$6,002	$6,349	$5,923	$5,983
Loss from continuing operations before income taxes and reorganization items	(127,021)	(10,077)	(10,293)	(35,028)
Loss from continuing operations	(127,479)	(10,539)	(11,746)	(36,642)
(Loss) Income from discontinued operations	(546)	(1)	767	(3)
Net (loss)	(128,025)	(10,540)	(10,979)	(36,645)
Net loss attributable to non-controlling interests	440	-	-	-
Net loss attributable to common stockholders	(127,585)	(10,540)	(10,979)	(36,645)

Net (loss) income per share - basic	(1.45)	0.12	(0.12)	(2.12)
Net (loss) income per share - diluted	(1.45)	0.12	(0.12)	(2.12)
Weighted average shares outstanding - basic	87,919,704	87,956,798	87,960,791	87,964,784
Weighted average shares outstanding - diluted	87,919,704	87,956,798	87,960,791	87,964,784

	Consolidated Financial Statements
	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total revenue	$5,972	$6,130	$6,108	$5,851
Loss from continuing operations before income taxes, reorganization items	(13,715)	(7,281)	(15,523)	(121,592)
Loss from continuing operations	(9,986)	(6,503)	(15,523)	(74,166)
Income (loss) from discontinued operations	7,307	66	15,701	(12,073)
Net (loss) income	(2,679)	(6,437)	178	(86,239)
Net loss (income) attributable to non-controlling interests	(1,360)	29	(1)	2,175
Net (loss) income attributable to common stockholders	(4,039)	(6,408)	177	(85,750)

Net (loss) income per share - basic	(1.45)	(0.07)	(0.18)	(0.98)
Net (loss) income per share - diluted	(1.45)	(0.07)	0.18	(0.98)
Weighted average shares outstanding - basic	85,746,786	86,422,172	86,931,457	87,852,200
Weighted average shares outstanding - diluted	85,746,786	86,422,172	88,031,465	87,852,200

    The quarterly financial information does not equal the amounts reported on our quarterly reports on Form 10-Q due to certain reclassifications of revenues and expenses to discontinued operations, in connection with property dispositions (See Note 12).

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

18.  COMMITMENTS AND CONTINGENCIES

We previously had a build-to-suit arrangement with Dynamic Builders that would allow us to identify a property for development and Dynamic Builders would acquire the property and construct the improvements according to our specifications. During 2008, we carefully evaluated our options pursuant to this arrangement and made the strategic business decision to no longer pursue both outstanding property purchases which comprised the $88.9 million in aggregate purchase prices from Dynamic Builders. We forfeited our $12.4 million in purchase deposits and wrote off the amount to impairment on real estate assets.  As of December 31, 2009 and 2008, the Company has not pursued any new agreements with Dynamic Builders under this arrangement.

We previously were subject to an aggregate of approximately $9.0 million in purchase obligations to acquire two other development projects (American Fish and 1828 Oak Street).   During 2008, we paid an additional $0.5 million in deposits for the American Fish project.  Subsequent to December 31, 2008, we terminated our lease and option rights at our American Fish project in exchange for a portion of the sales proceeds.  As of February 17, 2009, we have terminated the purchase obligation for the 1828 Oak Street project.

We previously had a purchase contract with the parents of Richard Meruelo to acquire an industrial project known as Overland Terminal for $17.0 million.  On September 3, 2008, we completed the purchase of this project for the contracted amount.  Concurrent with our purchase of this project, we entered into an agreement to sell this project to a third party.  The third party agreed to purchase the project from us for $19.7 million and the transaction closed in November 2008.

    In connection with our purchase of a portion of the Southpark Towers project, we agreed to construct a parking structure containing parking spaces for the benefit of an adjacent project not owned by us.  We have not yet commenced construction of this structure.  Pursuant to the terms of the agreement, monetary damages may apply for each day after July 1, 2008 that construction is not complete, subject to certain conditions. To eliminate these damages, we agreed to provide parking spaces at our project until we complete construction of a parking structure. Additionally, the seller of such portion or its assignee may have rights to reclaim such portion of the project, subject to the debt thereon, if construction of the parking structure has not commenced by October 1, 2008, subject to certain conditions.  We are currently providing a portion of the Southpark Towers project as temporary surface parking for the adjacent project not owned by us until such time that the parking structure is completed.

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

19.  RELATED-PARTY TRANSACTIONS

As of December 31, 2009 and December 31, 2008, Richard Meruelo or entities affiliated with him owed us approximately $0.2 million. These amounts are classified with accounts receivable on our consolidated balance sheets.

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

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Pursuant to the arrangement, we agreed that, if and when amounts owing under the contingent note receivable are paid and are no longer subject to litigation risk, we would issue to affiliates of Messrs. Meruelo and Maddux a total number of shares of common stock having a value equal to such payments (valuing the common stock for this purpose at the per share price in our IPO), plus pay their interest at the “applicable federal rate” in effect from the date of the IPO closing through the date of the stock issuance. On March 10, 2008, in consideration of payments made under the contingent note receivable, we issued a total of 840,000 shares to affiliates of Messrs. Meruelo and Maddux that we had a contingent obligation to issue based on amounts that were previously paid to our company by the Taylor Yards entity and that have since become no longer subject to litigation risk.  As a result of such litigation risk being removed, the company has no contingent or other obligation to return such amounts received.  Any further payment of the contingent note receivable and any further contingent issuance of stock depends on the amount of the condemnation proceeds for the Taylor Yards property.  On July 28, 2008, we issued 1,421,423 additional shares to Messrs. Meruelo and Maddux because we received $14.2 million in consideration for the contingent notes receivable and the litigation risk was removed.  We have no additional obligation to issue shares to those two affiliates.

Following our IPO, we continued to provide legal services to the Taylor Yards entity under a services agreement with the Taylor Yards entity effective as of January 30, 2007. This agreement ended in July 2008 with the settlement of the litigation. Fees generated under the agreement for the year ended December 31, 2008 totaled $24,500, which is included in management fees in the consolidated statement of operations.  We did not generate any fees for the year ended December 31, 2009 under the agreement. Any other services provided to Richard Meruelo or entities affiliated with him are billed directly to Mr. Meruelo and included in management fees in the consolidated statements of operations.

We provide property management, leasing and development services to properties that are owned by a related party, Belinda Meruelo, the mother of Richard Meruelo. Management fees generated for the years ended December 31, 2009, 2008 and 2007 totaled $0.04 million, $0.2 million and $0.2 million, respectively. Because of the nature and extent of transactions with affiliates, the accompanying consolidated financial statements may or may not be indicative of the condition that would have existed or the results of operations that would have occurred if our predecessor business had operated without such affiliates.

On May 27, 2008, we completed the first part of an interim financing of our operating project at 2000 San Fernando Road (Fedex) to a related party, namely an entity controlled by the parents of Richard Meruelo.  As part of this interim financing of this project, we sold this project to this related party for approximately $28.4 million subject to a subsequent resale agreement.  As part of this resale agreement, we participated 100% in the subsequent sale proceeds in excess of the original sales price net of transaction costs plus an imputed 14.0% annual cost of carry to the related party when this property was subsequently resold.  We treated this transaction as a financing transaction and deferred a gain of $9.0 million during the quarter ended June 30, 2008.  On August 15, 2008, the related party resold the project to a third party buyer for $35.0 million. We received approximately $5.2 million of net proceeds pursuant the resale agreement in August 2008.  We also recognized the full $14.2 million gain on the sale related to this project in our 2008 consolidated statement of operations and recorded $1.1 million in interest and transaction costs paid to the related party.

20.  INCOME TAXES

Our operations are carried on through the operating partnership and its subsidiaries. The operating partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the operating partnership allocated to us in accordance with the operating partnership’s Agreement of Limited Partnership. As of December 31, 2009 and 2008, we held a 99.6% capital interest in the operating partnership.  For the years ended December 31, 2009 and 2008, we allocated 99.6% of the losses from the operating partnership for financial reporting purposes and for the period from January 30, 2007 through December 31, 2007, we were allocated 100% of these losses.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

    The differences between the total income tax (provision) or benefit from continuing operations for financial statement purposes and income taxes computed using the federal income tax rate of 35% for the periods ended December 31 were as follows (in thousands):

Continuing Operations	2009		2008		2007
Federal tax benefit on pretax loss at statutory rates	$64,952	35.00%	$56,745	35.00%	$4,154	35.00%
State tax, net of federal benefit	10,287	5.54%	9,253	5.71%	676	5.70%
Permanent items	(2,291)	-1.23%	(402)	-0.25%	(34)	-0.29%
Valuation allowance	(72,948)	-39.31%	(13,663)	-8.43%	(4,796)	-40.41%
Benefit (provision) for income taxes - continuing operations	$-	0.00%	$51,933	32.03%	$-	0.00%

Discontinued Operations
Income tax on income from discontinued operations	$249	40.75%	$(112)	-40.75%	N/A	N/A
Income tax on gain on sale of assets	-	0.00%	(9,490)	-40.75%	N/A	N/A
Valuation allowance	(249)	-40.75%	-	0.00%	N/A	N/A
Provision for income taxes - discontinued operations	-	0.00%	(9,602)	-40.75%	N/A	N/A
Net tax benefit (provision)	$-	0.00%	$42,331	30.55%	N/A	N/A

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  The significant components of deferred tax assets and liabilities at December 31, 2009 and 2008 consist of the following (in thousands):

Deferred tax assets:	2009	2008	2007
NOL carryforwards	$28,787	$18,094	$7,473
State taxes	-	-	2,737
Property and equipment basis	62,016	-	-
Allowance accounts	241	237	121
Deferred compensation	749	411	748
Other	-	109	-
Prepaid rent	65	76	68
Total deferred tax assets	91,858	18,927	11,147
Less: valuation allowance	(91,656)	(18,459)	(4,796)
Net deferred tax assets	$202	$468	$6,351

Deferred tax liabilities:
Property and equipment basis	$-	$(360)	$(43,517)
Capitalized interest	-	-	(3,225)
Deferred rent	(141)	(108)	(203)
Other	(61)		(507)
Total deferred tax liabilities	(202)	(468)	(47,452)
Net deferred tax assets (liabilities)	$-	$-	$(41,101)

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

    We have recorded a valuation allowance for the entire amount of the net deferred tax asset due to the uncertainty surrounding our ability to generate sufficient future taxable income to realize this asset.

    As of December 31, 2009, we had total net operating loss carryforwards for federal and state income tax purposes of approximately $70.7 million and $70.6 million, respectively. The federal and state loss carryforwards begin to expire in 2027 and 2017, respectively.  Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards may be limited or lost if a cumulative change in ownership of more than 50% occurs within a three-year period.  The Company has also established a valuation allowance of $91.7 million to reduce deferred tax assets to the amounts considered realizable at December 31, 2009.

    The Company has evaluated its uncertain tax positions in accordance with the Income Taxes Topic and has concluded that there are no material uncertain tax positions that would disallow the recognition of a current tax benefit or the derecognition of a previously recognized tax benefit as of December 31, 2009.

21.  CONCENTRATIONS

We are a self-managed, full-service real estate company that develops, redevelops and owns commercial and residential properties. As of December 31, 2009, we own 27 rental projects and 16 projects held for real estate development. Most of our projects are located in or around the downtown area of Los Angeles, and all of our projects are in Southern California.  The tenants in our commercial properties for rent consist largely of wholesalers and manufacturers.  A significant portion of our and our Predecessor’s rental revenues were generated from our largest tenant, American Apparel.  The revenue, recognized related to this tenant was greater than 10%  of consolidated and combined rental revenue for the years ended December 31, 2009, 2008 and 2007, was as follows (in thousands):

	2009	2008	2007
American Apparel	$ 3,467	$ 2,823	$ 2,882

22.  RECENT ACCOUNTING PRONOUNCEMENTS

Pronouncement Affecting Non-Controlling Equity Interest

    In December 2007, the FASB issued authoritative guidance that establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The adoption of this guidance on January 1, 2009 did not have a material impact on our consolidated financial position or results of operations.

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

Pronouncement Affecting Life of Intangible Assets

    On January 1, 2009, we adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

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

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

    In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 15, 2010. We do not believe the adoption of this guidance will have a material impact to our consolidated financial statements

Pronouncement Resulting in Modified Disclosures in the Financial Statements

    During the third quarter of 2009, we adopted the new Accounting Standards Codification (“ASC”) as issued by the FASB. The ASC has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements.

23.  SUBSEQUENT EVENTS

    We have evaluated all subsequent events through June 21, 2010, which is the date we issued these consolidated financial statements, and concluded that events specified below required recognition.

    Our common stock, par value $0.01 per share, was delisted from The Nasdaq Global Market effective April 7, 2009.  On January 22, 2010, we filed, on Form 15, a certification and notice of termination of registration under Section 12(g) of the Securities Exchange Act of 1934 and suspension of duty to file reports under Section 15(d) of the Securities Exchange Act of 1934.  Our obligation to file reports pursuant to Section 15(d) is suspended effective with fiscal year 2010.

    Having obtained prior approval from the Bankruptcy Court, we sold on April 26, 2010 our 705 W. Ninth Street project for $110.0 million, paid off principal and accrued interest on our $84.0 million 12.0% construction loan, set aside funds in escrow to cover potential liabilities, and received approximately $18.3 million in proceeds (net of closing costs). As a result of this sale, we recorded an impairment loss on $18.1 million taken in the fourth quarter of 2009. When we entered into our purchase and sale agreement in February 2010, we also began to negotiate a settlement agreement with our construction lender. We agreed to pay the principal amount of the note and interest at the stated rate. The lender waived any rights to charge default interest or recover bankruptcy related costs that it had incurred. We have also set aside funds in escrow to cover potential liabilities related to certain construction issues. We expect to receive additional proceeds of approximately $4.6 million once we settle these remaining construction issues.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

SCHEDULE III
 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009
(In thousands)

		Initial Cost (1)		Costs Capitalized Subsequent to Original Acquisition		Gross Carrying Amount at December 31, 2009
Project/Property Name	Encumbrances at December 31, 2009	Land	Building & Improvements	Land(4)	Building & Improvements (4)	Land	Building & Improvements	Total	Accumulated Depreciation at December 31, 2009	Year Built / Renovated	Year Acquired(2)

Center Village	10,328	16,370	989	(3,134)	74	13,236	1,063	14,299	641	1937	2005
717 W. 9th Street	84,000	21,106	309	(9,511)	90,588	11,595	90,897	102,492	-	-	2005
1500 Griffith Avenue	6,143	6,857	4,888	(231)	15	6,626	4,903	11,529	607	1978	2005
Barstow Produce Center	15,163	2,598	5,398	(598)	(1,158)	2,000	4,240	6,240	366	1974	2005
Pomona Park Village	17,263	38,349	2,804	(12,351)	3,158	25,998	5,962	31,960	2,170	1985	2005
The Union Lofts	28,108	1,914	8,843	-	15,679	1,914	24,522	26,436	2,330	1928	2005
Washington Cold Storage	9,541	3,122	9,110	-	38	3,122	9,148	12,270	857	2006	2006
Washington Produce Market	6,066	126	-	1,147	6,264	1,273	6,264	7,537	498	2007	2007
Citrus Gardens	-	4,124	-	1,852	(2,856)	5,976	(2,856)	3,120	-	-	2005
Covina Gardens	-	1,801	-	(2,601)	800	(800)	800	-	-	1970	2004
San Fernando Court	-	9,520	-	(820)	428	8,700	428	9,128	-	-	2005
Sky Arc (Development)	15,000	27,269	-	2,425	-	29,694	-	29,694	-	1907	2004
Sci Arc (Rental)	10,108	3,165	12,146	-	-	3,164	12,146	15,310	1,133	-	2004
Meruelo Baldwin Park	-	6,321	86	2,220	(1,104)	8,541	(1,018)	7,523	-	OPEN	2007
Meruelo Wall Street	20,851	17,738	13,937	-	143	17,738	14,080	31,818	2,154	2000	2004
5707 S Alameda	-	3,568	-	230	672	3,798	672	4,470	83	1944	2005
Vignes Tower	-	11,071	-	(3,195)	934	7,876	934	8,810	-	-	2005
1211 E Washington Blvd	-	2,508	4,881	-	98	2,508	4,979	7,487	611	1951	2005
4th Street Center	3,199	6,035	53	(3,426)	1,060	2,609	1,113	3,722	65	1919	2005
Desmond Building	5,340	13,786	-	3,357	(4,943)	17,143	(4,943)	12,200	-	1917	2005
620 Gladys Ave	5,381	3,148	145	5,515	429	8,663	574	9,237	525	1986	2005
801 E 7th Street (3)	-	6,496	1,504	(6,091)	(1,504)	405	-	405	-	1951	2007
Ceres Street Produce Center	-	2,122	-	164	-	2,286	-	2,286	-	1977	2005
1000 E Cesar Chavez	-	4,563	1,025	(1,736)	759	2,827	1,784	4,611	194	1960	2005
230 W Ave 26th	-	3,646	2,008	(687)	437	2,959	2,445	5,404	251	1945	2005
1919 Vineburn Avenue	5,468	4,388	3,616	(254)	17	4,134	3,633	7,767	373	1984	2005
2131 Humboldt Street	-	3,049	249	(1,112)	14	1,937	263	2,200	231	1946	2005
Olive Street Towers		13,039	-	(5,707)	(2,925)	7,332	(2,925)	4,407	-	-	2005
500 Mateo Street	-	1,728	530	(1,728)	(529)	-	1	1	-	1953	2006
420 Boyd Street	5,950	7,988	612	(1,908)	-	6,080	612	6,692	353	OPEN	2007
3rd & Omar Street	2,560	4,338	375	(1,693)	15	2,645	390	3,035	43	1958	2005
2131 Humboldt Street	7,000	19,609	-	(13,654)	4,559	5,955	4,559	10,514	-	1990	2005
2415 Washington Blvd		1,491	549	(788)	43	703	592	1,295	-	1931	2007
Ullman Tower One	9,008	25,141	-	(6,280)	(6,322)	18,861	(6,322)	12,539	-	-	2005
South Park Towers	20,000	47,292	-	22,398	(20,497)	69,690	(20,497)	49,193	-	-	2005
TransAmerica Lofts		5,458	-	860	1,661	6,318	1,661	7,979	1,001	1970	2004
Ullman Tower Two	-	14,923	-	(4,612)	(3,351)	10,311	(3,351)	6,960	-	-	2005
788 S Alameda	7,154	2,799	-	10	6,088	2,809	6,088	8,897	647	2006	2003
Meruelo Chinatown Towers		5,273	-	2,465	-	7,738	-	7,738	-	-	2003
Alameda Square (apmi2)	30,506	4,491	13,729	-	6,125	4,491	19,854	24,345	6,152	1923	1998
Seventh Street Produce Market (apmi)	28,159	2,702	12,646	-	10,048	2,702	22,694	25,396	5,801	1923	1998
Crown Commerce Center	10,171	106	7,329	549	(171)	655	7,158	7,813	2,582	1988	2000
American Apartments	-	3,182	3,504	(754)	(705)	2,428	2,799	5,227	472	1906	1999
905 E 8th Street	1,950	893	1,768	(623)	1,317	270	3,085	3,355	425	2004	2003
Musica Latina Building	-	618	-	83	-	701	-	701	-	1926	1990
American Fish Building	-	-	-	349	(350)	349	(350)	(1)	-	1981	-
Santa Fe Plaza	3,135	4,027	1,742	(2,930)	968	1,097	2,709	3,806	89	2008	2007
1828 Oak Street	-	181	-	(181)	-	-	-	-	-	1925	-
2035 & 2040 Camfield Avenue	-	5,500	-	(6,500)	999	(1,000)	999	(1)	-	-	2007
Alameda Parking	-	-	-	-	84	-	84	84	-	-	-
MMLP & MMCF	-	-	-	71	6	71	6	77	66	-	-
	367,551	395,539	114,775	(49,410)	107,105	346,128	221,879	568,007	30,720
(1)	Includes non-cash purchase accounting adjustments made as a result of the IPO.
(2)
The indicated year in this column is the first year in which an acquisition of a parcel constituting part of the entity’s project closed, if the closing occurred on or before December 31, 2009. If no closing occurred on or before December 31, 2009, no year is indicated in this column.

(3)	We sold most of this project. However, we have the parking lot remaining.
(4)	Includes impairment loss.

MERUELO MADDUX PROPERTIES, INC. AND MERUELO MADDUX PROPERTIES PREDECESSOR
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

    The following table reconciles the historical cost of our and the Predecessor’s investments in real estate from January 1, 2007 through December 31, 2009:

	Years Ended December 31,
	2009	2008	2007
Real Estate Assets
Balance, beginning of period	$670,927	$787,510	$508,968
Non-cash purchase accounting adjustments (1)	-	1,230	94,281
Non-cash impairment losses	(148,828)	(142,295)	-
Additions - property acquisitions	-	39,231	100,237
- improvements (2)	45,908	70,861	84,024
Deductions - property dispositions	-	(85,610)	-
Balance, end of period	$568,007	$670,927	$787,510

Accumulated Depreciation
Balance, beginning of period	$25,172	$19,625	$14,159
Additions - depreciations	5,563	6,740	5,662
Deductions - disposals	(15)	(1,193)	(196)
Balance, end of period	$30,720	$25,172	$19,625

(1)	Represents purchase accounting adjustments made to the asset base due to the IPO.
(2)	Includes non-cash accruals for capital items.

    Depreciation of real estate assets reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Building and improvements	2-39 years
Tenant improvements	Term of respective lease
Tenant origination costs	Term of respective lease